Form 10-Q
period 1994-06-30
ALCO CAPITAL RESOURCE INC
filed 1994-08-12
CIK 922255

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   Form 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1994 or [ ] Transition
                                           -------------
report pursuant to section 13 or 15(d) of the Securities Exchange Act of
1934 for the transition period from          to
                                    --------    --------

Commission file number    0-20405
                       ---------------------------------------------------------

                          ALCO CAPITAL RESOURCE, INC.
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         DELAWARE                                               23-2493042
- - -------------------------------                         ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

                     1738 Bass Road, Macon, Georgia 31210
- - --------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (912) 471-2300
- - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     NONE
- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     No  X
    ---    ---

* Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes     No
    ---    ---

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1994.

Common Stock, $.01 par value per share                             1,000  shares

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is, therefore, filing with the reduced disclosure format contemplated thereby.

                                     INDEX


                          ALCO CAPITAL RESOURCE, INC.


PART I.  FINANCIAL INFORMATION
- - ------------------------------


      Item 1. Financial Statements (Unaudited)

              Balance Sheets--June 30, 1994 and
              September 30, 1993

              Statements of Income--Three months ended
              June 30, 1994 and June 30, 1993; Nine months ended June 30, 1994 and June 30, 1993

              Statements of Cash Flows--Nine months ended
              June 30, 1994 and June 30, 1993

              Notes to Financial Statements--June 30, 1994


      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations

PART II.  OTHER INFORMATION
- - ---------------------------

      Item 6. Exhibits and Reports on Form 8-K


SIGNATURES
- - ----------

                         PART I. FINANCIAL INFORMATION
                         -----------------------------


Item 1: Financial Statements
- - ----------------------------


                         Alco Capital Resource,  Inc.
                                Balance Sheets
                                (in thousands)

                                                            June 30     September 30
                                                              1994          1993
                                                         -----------    ------------
                                                         (Unaudited)
Assets
Investments in leases:
   Direct financing leases                              $  587,849      $  467,199
   Less:  Unearned income                                  (82,824)        (71,703)
                                                          ---------        --------
                                                           505,025         395,496
   Funded leases                                            88,225          76,499
                                                          ---------        --------
                                                           593,250         471,995

Accounts receivable                                         13,647           9,863
Due from Alco Standard Corporation                                             552
Prepaid income taxes and other expenses                      2,861             282
Property and equipment at cost, less accumulated
   depreciation of: 6/94 - $1,848 and 9/93 - $1,572          1,306             677
                                                          ---------        --------
Total assets                                            $  611,064      $  483,369
                                                          =========        ========

Liabilities  and shareholder's equity
Liabilities:
   Accounts payable and accrued expenses                $    5,028      $    2,866
   Accrued interest                                          3,882           5,337
   Due to Alco Standard Corporation                         32,912
   Notes payable                                           466,000         395,000
   Deferred income taxes                                    19,151          14,209
                                                          ---------        --------
Total liabilities                                          526,973         417,412

Shareholder's equity:
   Common Stock - $.01 par value, 1,000 shares
     authorized, issued, and outstanding
   Contributed capital                                      53,415          45,115
   Retained earnings                                        30,676          20,842
                                                          ---------        --------
Total shareholder's equity                                  84,091          65,957
                                                          ---------        --------
Total liabilities and shareholder's equity              $  611,064      $  483,369
                                                          =========        ========


See accompanying notes.

                         Alco Capital Resource,  Inc.
                             Statements of Income
                                (in thousands)

                                                Three Months Ended               Nine Months Ended
                                                      June 30                         June 30
                                            --------------------------       --------------------------
                                                 1994            1993            1994             1993
                                                 ----            ----            ----             ----
Revenues:
   Lease finance income                     $  15,780        $ 12,097        $ 44,028         $ 34,006
   Interest on Alco income tax deferrals          960             689           2,610            1,934
   Other income                                   808             609           2,216            1,703
                                              -------          ------         -------          -------
                                               17,548          13,395          48,854           37,643

Expenses:
   Interest                                     6,246           5,745          18,453           16,862
   General and administrative                   5,402           3,479          14,509            9,850
                                              -------          ------         -------          -------
                                               11,648           9,224          32,962           26,712
                                              -------          ------         -------          -------
Income before income taxes and
   cumulative effect of change in
   accounting principle                         5,900           4,171          15,892           10,931
Provision for income taxes:
   Current                                        419             298           1,116              775
   Deferred                                     1,909           1,370           5,082            3,595
                                              -------          ------         -------          -------
                                                2,328           1,668           6,198            4,370
                                              -------          ------         -------          -------
Income before cumulative effect of
   change in accounting principle               3,572           2,503           9,694            6,561
Cumulative effect of change in
   accounting for income taxes                                                    140
                                              -------          ------         -------          -------
Net income                                  $   3,572        $  2,503        $  9,834         $  6,561
                                              =======          ======         =======          =======

See accompanying notes.

                          Alco Capital Resource, Inc.
                           Statements of Cash Flows
                                (in thousands)

                                                     Nine Months Ended
                                                          June 30
                                                     -----------------
                                                        1994      1993
                                                        ----      ----
Operating activities
Net income                                          $  9,834  $  6,561
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation and amortization                      276       285
      Cumulative effect of change in accounting
        principle                                       (140)
      Provision for deferred taxes                     5,082     3,595
      Changes in operating assets and liabilities:
         Accounts receivable                          (3,784)     (754)
         Prepaid income taxes and other expenses      (2,579)   (3,097)
         Accounts payable and accrued expenses         2,162       601
         Accrued interest                             (1,455)     (371)
                                                    --------  --------
Net cash provided by operating activities              9,396     6,820

Investing activities
Purchases of property and equipment, net                (905)      (95)
Direct financing leases:
     Additions                                      (306,235) (211,457)
     Cancellations                                    46,008    31,504
     Collections                                     150,698    90,082
Funded leases:
     Additions                                       (42,625)  (20,365)
     Cancellations                                     8,119     7,200
     Collections                                      22,780    23,826
                                                    --------  --------
Net cash used by investing activities               (122,160)  (79,305)

Financing activities
Proceeds from bank borrowings                        148,000   135,000
Payments on bank borrowings                          (77,000)  (60,000)
Contributed capital                                    8,300
                                                    --------  --------
Net cash provided by financing activities             79,300    75,000
                                                    --------  --------

Increase in amounts due to Alco                      (33,464)    2,515
Due (to) from Alco at beginning of period                552    (9,549)
                                                    --------  --------
Due to Alco at end of period                        $(32,912) $ (7,034)
                                                    ========  ========

See accompanying notes.

                          Alco Capital Resource, Inc.
                         Notes to Financial Statements
                                 June 30, 1994



Note 1:   Accounting Change
          -----------------

     Effective October 1, 1993, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes". The cumulative effect of adopting SFAS No. 109 was to increase net income by $140,000 in the first quarter of fiscal 1994.

Note 2:   The 1994 Support Agreement
          --------------------------

     The Company and Alco have entered into a new agreement (the "1994 Support Agreement"), dated as of June 1, 1994. The Company intends to covenant with noteholders and other lenders after June 1, 1994 that it will not amend the 1994 Support Agreement except under certain circumstances.

     The 1994 Support Agreement provides that Alco will make a cash payment to the Company (or an investment in the form of equity or subordinated notes) as needed to comply with two requirements: i) that the Company will maintain a pre-tax interest coverage ratio (income before interest expense and taxes divided by interest expense) so that the Company's pre-tax income plus interest expense will not be less than 1.25 times interest expense, and ii) that the Company will maintain a minimum tangible net worth of $1.00. The 1994 Support Agreement further provides that Alco may not assign, amend or terminate the 1994 Support Agreement unless: (a) all the outstanding debt of the Company is repaid or (b) both Moody's Investors Service and Standard & Poor's Ratings Group confirm in writing prior to the effectiveness of any such assignment, amendment or termination that the Company's debt rating would not be downgraded as a result of such assignment.

     Unlike the Company's 1991 Maintenance and Operating Agreement (which governs the debt incurred by the Company prior to June 1, 1994), the 1994 Support Agreement does not contain a requirement that the AOP dealers repurchase all defaulted lease contracts. The 1994 Support Agreement does not include the repurchase requirement because the Company and Alco wish to preserve the flexibility, on a prospective basis, to allow the credit risk for defaulted contracts to remain with the Company. In such event, the credit decision and reserves for defaulted contracts would also become the responsibility of the Company. If the Company were responsible for the credit risk and costs associated with defaulted contracts, the Company would increase its current lease rates in order to offset these increased costs. Consequently, the Company believes that the impact of any future shift of the credit risk from the AOP dealers to the Company would not be material to the Company's future results of operations. The Company's (and Alco's) present intention, however, is to continue the repurchase arrangement with the AOP dealers as currently in effect.

                          Alco Capital Resource, Inc.
                         Notes to Financial Statements
                                 June 30, 1994



Note 3:   Medium Term Note Program
          ------------------------

     As of July 1, 1994, the Company may offer from time to time Medium Term Notes having an aggregate initial offering price not exceeding $500 million or the equivalent thereof in foreign currency. These notes will be offered at varying maturities of nine months or more from their dates of issue and may be subject to redemption at the option of the Company or repayment at the option of the Holder, in whole or in part, prior to the maturity date in conjunction with meeting specified provisions. Interest rates will be determined based on market conditions at the time of issuance.


Note 4:   Supplemental Information to Statements of Cash Flows
          ----------------------------------------------------

     Interest paid for the nine months ended June 30, 1994 and 1993 was $19,908,000 and $17,233,000, respectively. Cash paid for income taxes was $2,715,000 and $2,909,000 for the nine months ended June 30, 1994 and 1993, respectively.

Item 2.  Management's Discussion and Analysis of
         ---------------------------------------
         Financial Condition and Results of Operations
         ---------------------------------------------

     Pursuant to General Instruction H(2)(a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations.

              Three Months Ended June 30, 1994 compared with the
                       Three Months Ended June 30, 1993
              --------------------------------------------------

     Comparative summarized results of operation for the three months ended June 30, 1994 and 1993 are set forth in the table below. This table also shows the increase in the dollar amounts of major revenue and expense items between periods, as well as the related percentage increase.


(dollars in thousands)             Three Months
                                  Ended  June 30      Increase
                                 ----------------     ---------
                                  1994     1993    Amount   Percent
                                 -------  -------  ------  ---------
Revenues
  Lease Finance Income           $15,780  $12,097  $3,683      30.4%
  Interest on Alco Income Tax
    Deferral                         960      689     271      39.3
  Other Income                       808      609     199      32.7
                                 -------  -------  ------
                                  17,548   13,395   4,153      31.0
Expenses
  Interest                         6,246    5,745     501       8.7
  General & Administrative         5,402    3,479   1,923      55.3
                                 -------  -------  ------
Income Before Income Taxes         5,900    4,171   1,729      41.4
  Income Taxes                     2,328    1,668     660      39.6
                                 -------  -------  ------
Net Income                       $ 3,572  $ 2,503  $1,069      42.7%
                                 =======  =======  ======

Revenues
- - --------

Total revenues increased $4.1 million or 31% from the three month period ended June 30, 1993 to the three month period ended June 30, 1994. This increase was primarily due to the improvement in lease finance income, reflecting the continued growth of the lease portfolio, which increased 34% from June 1993 to June 1994. Comparing the three months ended June 1994 to the three months ended June 1993, new lease fundings increased $66 million of which $55 million was originated through existing AOP dealers, while $11 million was originated through AOP dealers recently acquired by Alco.

The Company charges Alco interest at a 6% rate on the benefit Alco receives for income tax deferrals associated with the Company's leasing transactions. Due to an increase in the deferred tax base upon which these payments are calculated, interest earned on deferred taxes rose $271,000 or 39.3% when comparing the third quarter of fiscal 1993 to the third quarter of fiscal 1994.

Other income, which consists primarily of late payments and various billing fees also increased because of the larger portfolio upon which these fees are based. Overall, fee income from these sources grew by $199,000 or 32.7%.

Expenses
- - --------

Average borrowings to finance the lease portfolio grew by 34.7%, from $357.7 million during the third quarter of fiscal 1993 to $482 million during the third quarter of fiscal 1994. As a result, interest expense on these borrowings also increased by $501,000 or 8.7%.

The Company has experienced favorable incremental borrowing rates during the twelve months preceding June 30, 1994. The weighted average interest rate applicable to all outside borrowings decreased from 6.33% at June 30, 1993 to 5.46% at June 30, 1994. This reduction in the weighted average rate allowed interest expense to increase at a slower pace than the growth in borrowings.

General and administrative expenses include the dealer lease bonus program which represents special bonus payments to Alco Office Products companies based on their lease volume. For the three months ended June 30, 1994, the lease bonus payments were $2.3 million as compared to $1.6 million for the three months ended June 30, 1993, an increase of 43.8%.

Excluding the effect of the lease bonus program, general and administrative expenses grew $1.2 million or 63.2% when comparing the third quarter of fiscal 1993 to the third quarter of fiscal 1994. The increase in general and administrative expenses is indicative of the continued growth of the lease portfolio and the related rise in the portfolio servicing costs of the Company. Also reflected in general and administrative expenses are costs related to several initiatives, including facility expansion, a reengineering of the leasing computer software and the development of several new products such as cost per copy leasing, credit scoring, and automation of the lease input process. Such costs amounted to approximately $500,000 for the third quarter of fiscal 1994 as compared to $200,000 for the third quarter of fiscal 1993.

Income Before Taxes
- - -------------------

Income before taxes for the quarter ended June 30, 1994 grew by $1.7 million or 41.4%, as compared to the third quarter of fiscal 1993. This increase in income before taxes is essentially the net effect of higher earnings on a larger lease portfolio.

Taxes on Income
- - ---------------

The $660,000 or 39.6% increase in income taxes from the three month period ended June 30, 1993 to the three month period ending June 30, 1994 is directly attributable to the higher income before taxes in fiscal 1994 as compared to fiscal 1993.

               Nine Months Ended June 30, 1994 compared with the
                        Nine Months Ended June 30, 1993
               -------------------------------------------------

     Comparative summarized results of operation for the nine months ended June 30, 1994 and 1993 are set forth in the table below. This table also shows the increase in the dollar amounts of major revenue and expense items between periods, as well as the related percentage increase.


(dollars in thousands)               Nine Months
                                    Ended  June 30      Increase
                                   ----------------     ---------
                                    1994     1993    Amount    Percent
                                   -------  -------  -------  ---------
Revenues
  Lease Finance Income             $44,028  $34,006  $10,022      29.5%
  Interest on Alco Income Tax
    Deferral                         2,610    1,934      676      35.0
  Other Income                       2,216    1,703      513      30.1
                                    ------   ------   ------
                                    48,854   37,643   11,211      29.8
Expenses
  Interest                          18,453   16,862    1,591       9.4
  General & Administrative          14,509    9,850    4,659      47.3
                                    ------   ------   ------
Income Before Income Taxes and
  Cumulative Effect of Change
  in Accounting Principle           15,892   10,931    4,961      45.4
  Income Taxes                       6,198    4,370    1,828      41.8
                                    ------   ------   ------
Income Before Cumulative Effect
  of Change in Accounting
  Principle                          9,694    6,561    3,133      47.7
Cumulative Effect of Change
  in Accounting Principle for
  Income Taxes                         140               140
                                    ------   ------   ------
Net Income                         $ 9,834  $ 6,561  $ 3,273      49.9%
                                    ======   ======   ======

Revenues
- - --------

Total revenues increased $11.2 million or 29.8% in the nine month period ended June 30, 1993 as compared to the nine month period ended June 30, 1994. This increase was principally a result of the $10 million or 29.5% growth in lease finance income during the first nine months of fiscal 1994 as compared to fiscal 1993, because of a $151 million or 34% increase in the net lease portfolio. Comparing the nine months ended June 1993 to the nine months ended June 1994, new lease fundings increased $117 million, of which $98 million was originated through existing AOP dealers, while $19 million was originated by AOP dealers recently acquired by Alco.

There was a $676,000 or 35% increase in the interest income that the Company earns from Alco on the tax deferrals associated with the Company's leasing transactions. This increase resulted from further growth in the deferred tax balance upon which the payments are based.

Other income, which is primarily late payment charges and various billing fees, grew due to the lease portfolio growth and increased $513,000 or 30.1% during the first nine months of fiscal 1994 over the same period of fiscal 1993.

Expenses
- - --------

Average borrowings to finance the lease portfolio grew by 32.7%, from $334.2 million during the first nine months of fiscal 1993 to $443.6 million during the first nine months of fiscal 1994. As a result, interest expense also grew by $1.6 million or 9.4% during these comparative nine month periods.

Because of lower incremental borrowing rates during fiscal 1994 versus fiscal 1993, the growth rate of interest expense was measurably less than the growth rate in average borrowings.

Total general and administrative expenses were $14.5 million for the first nine months of fiscal 1994. This represents a $4.6 million or 47.3% increase over the comparative nine months of fiscal 1993. Of this increase, $1.5 million was due to increased lease bonus payments to AOP dealers which resulted from increased new lease funding.

Excluding the lease bonus program, the remaining general and administrative expenses rose $3.1 million or 56.4%, when comparing the first nine months of fiscal 1994 to fiscal 1993. The growth in expenses continues to be indicative of the overall growth of the lease portfolio and its effects on the operations of the Company. Also reflected in general and administrative expenses are costs related to several initiatives, including facility expansion, a reengineering of the leasing computer software and the development of several new products such as cost per copy leasing, credit scoring, and automation of the lease input process. Such costs amounted to approximately $1,300,000 for the first nine months of fiscal 1994 as compared to $300,000 for the first nine months of fiscal 1993.

The Company and Alco have entered into a new agreement (the "1994 Support Agreement"), dated as of June 1, 1994. The Company intends to covenant with noteholders and other lenders after June 1, 1994 that it will not amend the 1994 Support Agreement except under certain circumstances.

The 1994 Support Agreement provides that Alco will make a cash payment to the Company (or an investment in the form of equity or subordinated notes) as needed to comply with two requirements: i) that the Company will maintain a pre-tax interest coverage ratio (income before interest expense and taxes divided by interest expense) so that the Company's pre-tax income plus interest expense will not be less than 1.25 times interest expense, and ii) that the Company will maintain a minimum tangible net worth of $1.00. The 1994 Support Agreement further provides that Alco may not assign, amend or terminate the 1994 Support Agreement unless: (a) all the outstanding debt of the Company is repaid or (b) both Moody's Investors Service and Standard & Poor's Ratings Group confirm in writing prior to the effectiveness of any such assignment, amendment or termination that the Company's debt rating would not be downgraded as a result of such assignment.

Unlike the Company's 1991 Maintenance and Operating Agreement (which governs the debt incurred by the Company prior to June 1, 1994), the 1994 Support Agreement does not contain a requirement that the AOP dealers repurchase all defaulted lease contracts. The 1994 Support Agreement does not include the repurchase requirement because the Company and Alco wish to preserve the flexibility, on a prospective basis, to allow the credit risk for defaulted contracts to remain with the Company. In such event, the credit decision and reserves for defaulted contracts would also become the responsibility of the Company. If the Company were responsible for the credit risk and costs associated with defaulted contracts, the Company would increase its current lease rates in order to offset these increased costs. Consequently, the Company believes that the impact of any future shift of the credit risk from the AOP dealers to the Company would not be material to the Company's future results of operations. The Company's (and Alco's) present intention, however, is to continue the repurchase arrangement with the AOP dealers as currently in effect.

Income Before Taxes
- - -------------------

Income before taxes increased $5 million or 45.4%, when comparing the first nine months of fiscal 1994 to the first nine months of fiscal 1993. This increase is essentially the net effect of higher earnings on a larger lease portfolio.

Taxes on Income/Accounting Changes
- - ----------------------------------

The increase of $1.8 million in income taxes was attributable to the increased income before taxes for the first nine months of fiscal 1994 as compared to the first nine months of fiscal 1993.

In the first quarter of fiscal 1994, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes", which resulted in an increase in net income of $140,000 in the first nine months of fiscal 1994. This amount represented the cumulative effect of this accounting change recorded in the first quarter of fiscal 1994.

                          PART II.  OTHER INFORMATION
                          ---------------------------



Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

    (a) The following Exhibits are furnished pursuant to
        Item 601 of Regulation S-K:

        Exhibit No. (1)  Distribution agreement dated July 1, 1994 with respect to the Company's Medium-
                         Term Note Program

        Exhibit No. (4)  Form of Fixed Rate Note and Floating Rate
                         Note with respect to the Company's
                         Medium-Term Note Program

                             BASIS OF PRESENTATION
                             ---------------------


The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10 for the year ended September 30, 1993.



Date    August 12, 1994                       /s/ Robert M. Kearns II
     ---------------------                    ----------------------------------
                                              Robert M. Kearns II
                                              Vice President



                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                              ALCO STANDARD CORPORATION



Date     August 12, 1994                      /s/ Robert M. Kearns II
     ---------------------                    ---------------------------------
                                              Robert M. Kearns II
                                              Vice President
                                              (Chief Accounting Officer)

                               Index to Exhibits
                               -----------------



Exhibit Number
- - --------------

     (1) Distribution agreement dated July 1, 1994 with respect to the Company's Medium-Term Note Program

     (4) Form of Fixed Rate Note and Floating Rate Note with respect to the Company's Medium-Term Note
               Program