Form 10-K
period 1994-09-30
ALCO CAPITAL RESOURCE INC
filed 1994-12-20
CIK 922255

                          Alco Capital Resource, Inc.

                                   FORM 10-K

                               September 30, 1994

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X]Annual report pursuant to section 13 or 15(d) of the Securities Exchange
   Act of 1934 [Fee Required] for the fiscal year ended September 30, 1994

[_]Transition report pursuant to section 13 or 15(d) of the Securities
   Exchange Act of 1934 [No Fee Required] for the transition period from _ to _

                        COMMISSION FILE NUMBER 0-20405

                               ----------------

                          ALCO CAPITAL RESOURCE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

               DELAWARE                              23-2493042
    (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

    1738 BASS ROAD, MACON, GEORGIA                      31210
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

                                (912) 471-2300
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

  Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $.01 PER SHARE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The number of shares of common stock, par value $.01 per share, outstanding as of December 1, 1994 was 1,000, all of which were indirectly owned by Alco Standard Corporation.

  Documents incorporated by reference:

                                     NONE

  The registrant meets the conditions set forth in General Instruction
(J)(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format contemplated thereby.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                        PAGE NO.
                                                                        --------
 ITEM 1.  BUSINESS...................................................       3
 ITEM 2.  PROPERTIES.................................................       9
 ITEM 3.  LEGAL PROCEEDINGS..........................................       9
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........       9

                                    PART II

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS........................................       9
 ITEM 6.  SELECTED FINANCIAL DATA....................................       9
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS..................................      10
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................      13
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE...................................      13

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS...........................      14
 ITEM 11. EXECUTIVE COMPENSATION.....................................      14
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.................................................      14
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............      14

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K...................................................      14

                                     PART I
ITEM 1. BUSINESS

GENERAL

  Alco Capital Resource, Inc. ("Alco Capital" or the "Company") was formed in 1987 to provide lease financing to customers of the office products segment of Alco Standard Corporation ("Alco"). The Company's offices are located at 1738 Bass Road, Macon, Georgia, 31210 (telephone number 912-471-2300). The Company is a wholly-owned indirect subsidiary of Alco.

  Alco is a public company headquartered in Valley Forge, Pennsylvania which markets and distributes office equipment (copiers and fax machines) and paper through two business segments, Alco Office Products ("AOP") and Unisource Worldwide, Inc. ("Unisource"). AOP is the largest independent office equipment distribution network in North America, with locations in 47 states and four Canadian provinces. AOP also has several locations in the United Kingdom, Germany, Denmark and France. Unisource is the largest distributor of printing paper in North America with facilities in every major metropolitan market in the United States and Canada. Alco's fiscal 1994 revenues were $8 billion, of which $2.2 billion were generated by AOP.

  The Company is engaged in the business of arranging lease financing exclusively for office equipment marketed by AOP's wholly-owned operating units ("AOP dealers"), which sell and service copier equipment and facsimile machines. The ability to offer lease financing on this equipment through Alco Capital is considered a competitive marketing advantage which more closely ties AOP to its customer base. During the 1994 fiscal year, 47% of new equipment sold by AOP dealers was financed through the Company. The Company and AOP will seek to increase this percentage in the future, as leasing enhances the overall profit margin on equipment and is considered an important customer retention strategy.

  The equipment financed by the Company consists of copiers, facsimile machines, and related accessories and peripheral equipment, the majority of which are produced by major office equipment manufacturers including Canon, Ricoh, and Sharp. Currently 79% of the equipment financed by the Company represents copiers, 16% fax machines, and 5% other equipment. Although equipment models vary, AOP is increasingly focusing its marketing efforts on the sale of higher segment equipment, such as copiers which produce 50 or more impressions per minute.

  The Company provides AOP dealers with standard lease rates for use in customer quotes. However, AOP dealers may charge the customer more or less than Alco Capital's standard rates, and the AOP dealer would absorb any difference resulting from any such variances from Alco Capital's standard rates.

  The Company's customer base (which consists of the end users of the equipment) is widely dispersed, with the ten largest customers representing less than 2% of the Company's total lease portfolio. The typical new lease financed by the Company averages $11,600 in amount and 43 months in duration. Although 96% of the leases are scheduled for regular monthly payments, customers are also offered quarterly, semi-annual, and other customized payment terms. In connection with its leasing activities, the Company also performs billing, collection, property and sales tax filings, and also provides quotes on equipment upgrades and lease-end notification. The Company also provides certain financial reporting services to the AOP dealers, such as a monthly report of dealer increases in leasing activity and related statistics.

  Alco and the Company entered into a support agreement on June 1, 1994 (the "1994 Support Agreement") pursuant to which Alco will make payments to the Company, if necessary, to enable the Company to maintain (i) a ratio of income before interest expense and taxes to interest expense of 1.25 times and (ii) a minimum consolidated tangible net worth of $1.00 at all times. In addition, the Company and Alco are currently parties to a maintenance agreement dated August 15, 1991, (the "1991 Maintenance Agreement") and an operating agreement dated August 15, 1991, (the "1991 Operating Agreement") (collectively, the "1991 Maintenance and Operating Agreements") which require Alco to make payments to the Company, if necessary, to meet a specified minimum fixed charge coverage ratio and a maximum debt-to-equity ratio. In addition, the 1991 Operating Agreement requires the AOP dealers to repurchase all defaulted lease contracts. Although the AOP dealers are not subject to such repurchase obligation under the terms of the 1994 Support Agreement, Alco and the Company presently intend to continue such repurchase obligation. (See "Relationship with Alco Standard Corporation" below).

TYPES OF LEASES

  The lease portfolio of the Company includes direct financing leases and funded leases. Direct financing leases are contractual obligations between the Company and the AOP customer and represent the majority of the Company's lease portfolio. Funded leases are contractual obligations between the AOP dealer and the AOP customer which have been financed by the Company.

  Funded leases represented approximately 19% of the Company's leases as of September 30, 1994. The AOP dealers have assigned to the Company, with full recourse, their rights under the funded leases including the right to receive lease and rental payments as well as a security interest in the related equipment.

  Direct financing leases and funded leases are structured as either tax leases (from the Company's perspective) or conditional sales contracts, depending on the customer's (or, for funded leases, the AOP dealer's) needs. The customer (or the AOP dealer for funded leases) decides which of the two structures is desired. Under either structure, the total cost of the equipment to the customer (or to the AOP dealer) is substantially the same (assuming the exercise of the purchase option).

 Tax Leases

  Tax leases represented 94% of the Company's total lease portfolio as of September 30, 1994. The Company or the AOP dealer is considered to be the owner of the equipment for tax purposes during the life of these leases and receives the tax benefit associated with equipment depreciation. Tax leases are structured with a fair market value purchase option. Generally, the customer may return the equipment, continue to rent the equipment or purchase the equipment for its fair market value at the end of the lease.

  Each tax lease has a stated equipment residual value generally ranging from 0% to 10%. As of September 30, 1994, the average equipment residual value for all leases in the Company's portfolio was 3.5% and by AOP policy cannot exceed 8%. Upon early termination of the lease or at normal end of lease term, the Company charges the AOP dealer for the stated residual position, if any, and the equipment is returned to the AOP dealer. Any gain or loss on the equipment's residual value is realized by the AOP dealer.

 Conditional Sales Contracts

  Conditional sales contracts account for the remaining 6% of the total leases in the Company's portfolio. Under these arrangements, the customer is considered to be the owner of the equipment for tax purposes and would receive any tax benefit associated with equipment depreciation. Each conditional sales contract has a stated residual value of 0%. Conditional sales contracts are customarily structured with higher monthly lease payments than the tax leases and have a $1 purchase option for the equipment at lease-end. Thus, because of the higher monthly payments, the cost of the equipment to the customer (or, for funded leases, to the AOP dealer) under a conditional sales contract is substantially the same as under a tax lease (assuming the exercise of the purchase option). Although the customer has the option of returning or continuing to rent the equipment at lease-end, the customer almost always exercises the $1 purchase option at the end of the lease term.

RELATIONSHIP WITH ALCO STANDARD CORPORATION

  The Company, as the captive finance subsidiary of Alco, derives its customer base from the business sourced by its affiliates within Alco (the AOP dealers). There are several agreements and programs between the Company and Alco, which are described on the following page.

 Support Agreements

  The Company and Alco are parties to a Maintenance Agreement dated August 15, 1991 and an Operating Agreement dated August 15, 1991 (the "1991 Maintenance and Operating Agreements"), which are further described below. The Company has agreed with its lenders pursuant to loan agreements entered into before June 1, 1994 that it will not amend the 1991 Maintenance and Operating Agreements without each such lender's consent.

  The Company and Alco have entered into a new agreement (the "1994 Support Agreement"), dated as of June 1, 1994. The Company's agreements with noteholders and other lenders entered into after June 1, 1994 include covenants that it will not amend the 1994 Support Agreement except under certain circumstances. (See "1994 Support Agreement", below).

  1. THE 1991 MAINTENANCE AND OPERATING AGREEMENTS

  The terms of the 1991 Maintenance Agreement provide that Alco will make a cash payment to the Company (or an investment in the form of equity or subordinated notes) as needed in amounts sufficient to meet a specified minimum fixed charge coverage ratio and a maximum debt-to-equity ratio. Earnings before fixed charges (primarily interest) must be at least 1.3 times fixed charges. The Company has satisfied this requirement independently without requiring payment or an investment from Alco. The Company's debt-to-equity ratio is limited to 6 to 1 according to the terms of the Maintenance Agreement. The Company must also maintain minimum tangible net worth of not less than $1.00.

  Pursuant to the terms of the 1991 Maintenance Agreement, the Company received capital contributions from Alco of $8,300,000 in 1994, $2,615,000 in 1993 and none in 1992.

  The 1991 Operating Agreement requires the AOP dealers to repurchase all defaulted lease contracts. A default is defined in the 1991 Operating Agreement as any receivable which is past due for 120 days or is otherwise reasonably declared uncollectible by the Company. The repurchase amount is identified as the net book value of a lease on the default date.

  The 1991 Maintenance and Operating Agreements provide for modification or amendment with both parties' consent and provide for cancellation by either party upon 90 days written notice.

  2. THE 1994 SUPPORT AGREEMENT

  The 1994 Support Agreement between the Company and Alco, which is effective as of June 1, 1994, provides that Alco will make a cash payment to the Company (or an investment in the form of equity or subordinated notes) as needed to comply with two requirements: i) that the Company will maintain a pre-tax interest coverage ratio (income before interest expense and taxes divided by interest expense) so that the Company's pre-tax income plus interest expense will not be less than 1.25 times interest expense, and ii) that the Company will maintain a minimum tangible net worth of $1.00. The 1994 Support Agreement further provides that Alco may not assign the 1994 Support Agreement unless:
(a) all the outstanding debt of the Company is repaid or (b) both Moody's Investors Service and Standard & Poor's Ratings Group confirm in writing prior to the effectiveness of any such assignment that the Company's debt rating would not be downgraded as a result of such assignment.

  Unlike the 1991 Operating Agreement, the 1994 Support Agreement does not contain a requirement that the AOP dealers repurchase all defaulted lease contracts. The 1994 Support Agreement does not include the repurchase requirement because the Company and Alco wish to preserve the flexibility, on a prospective basis, to allow the credit risk for defaulted contracts to remain with the Company. In such event, the credit decision and reserves for defaulted contracts would become the responsibility of the Company. If the

Company were responsible for the credit risk and costs associated with defaulted contracts, the Company would reduce the lease bonus to AOP dealers or increase its current lease rates in order to offset these increased costs. Consequently, the Company believes that the impact of any future shift of the credit risk from the AOP dealers to the Company would not be material to the Company's future results of operations. The Company's (and Alco's) present intention, however, is to continue the repurchase arrangement with the AOP dealers as currently in effect.

  The Company has provided in loan and note agreements entered into after June 1, 1994 (and will provide in the loan and note agreements governing future debt) that the 1994 Support Agreement cannot be amended or terminated without the consent of noteholders or other lenders unless either i) all the outstanding debt of the Company is repaid, or ii) both Moody's Investor Services and Standard & Poor's Ratings Group confirm in writing prior to the effectiveness of any such amendment or termination that the Company's debt rating would not be downgraded as a result of such amendment or termination.

 Cash Management Program

  The Company participates in Alco's domestic Cash Management program. Under this program, the Company has an account with Alco through which cash in excess of current operating requirements is temporarily placed on deposit. Similarly, amounts are periodically borrowed from Alco. Interest is paid (or charged) by Alco on these amounts. The Company was a net borrower in 1994, 1993, and 1992 incurring net interest costs of $496,000, $579,000, and $1,090,000, respectively under this program.

 Management Fee

  The Company is charged a management fee by Alco to cover certain corporate overhead expenses. These charges are included as general and administrative expenses in the Company's financial statements and amounted to $396,000 in 1994, $360,000 in 1993 and $192,000 in 1992.

 Federal Income Tax Allocation Agreement

  Alco and the Company participate in a Federal Income Tax Allocation Agreement dated June 30, 1989, in which the Company consents to the filing of consolidated federal income tax returns with Alco. Alco agrees to collect from or pay to the Company its allocated share of any consolidated federal income tax liability or refund applicable to any period for which the Company is included in Alco's consolidated federal income tax return.

 Interest on Income Tax Deferrals

  The Company provides substantial tax benefits to Alco through the use of the installment sales method on equipment financed through the Company. Taxes deferred by Alco due to this tax treatment totalled a cumulative amount of approximately $96,000,000 at the end of fiscal 1994. Alco pays the Company interest on the portion of these tax deferrals (approximately $76,000,000 at the end of fiscal 1994) which arise from tax deferrals on intercompany sales. In fiscal 1994 and 1993, interest was earned by the Company at a rate of 6% and totalled $3,753,000 and $2,926,000 respectively. In fiscal 1992, the interest earned amounted to $3,050,000, computed at a 9% rate.

 Lease Bonus Program

  In January 1992, a lease bonus subsidy program was initiated which provides incentives to AOP dealers when AOP customers lease equipment from the Company. The payments under this program can be reduced or eliminated by the Company at any time. In fiscal 1992, the program was nine months in duration, and $3,300,000 in bonus payments were made to the AOP dealers for leases of certain higher industry segment equipment. Fiscal 1993 bonus payments were calculated on the basis of the AOP dealer's increase in the percentage of equipment sales leased through the Company, and totalled $5,900,000 . Fiscal year 1994 lease bonus payments are calculated on the same basis as the 1993 payments; the lease bonus payments were $8,800,000 in fiscal 1994.

 Credit Policies and Loss Experience

  Each AOP dealer is responsible for developing and maintaining a formal credit policy that governs credit practices and procedures. In addition, the credit practices of the individual AOP dealers must be consistent with Alco's overall policies for leasing and credit approval.

  The Company presently has full recourse to the AOP dealer for any lease which becomes past due by 120 days or more. Excluding the effect of recoveries, the gross value of leases charged back to AOP dealers was $14,400,000 in fiscal 1994 and $13,300,000 in fiscal 1993. For fiscal 1994 and 1993, the gross chargebacks represented 2.7% and 3.2%, respectively, of the average portfolio balances during the year.

  Reserves for credit losses are maintained by the AOP dealers and AOP. On a monthly basis, the Company reports the respective net investment value of the lease portfolio to each AOP dealer so the AOP dealer can properly accrue the credit reserve balance. In accordance with AOP policy, each AOP dealer must maintain aggregate reserves of at least 3% of the AOP dealer's total portfolio (including $125 million of net leases sold under an asset securitization agreement in 1994 being serviced by the Company). Reserves maintained for fiscal 1994, 1993 and 1992 were as follows:

                                                     ENDING
                                                       NET
                                                     SERVICE   TOTAL
                                                    PORTFOLIO DEFAULT   % OF
SEPTEMBER 30                                         BALANCE  RESERVE PORTFOLIO
- ------------                                        --------- ------- ---------
                                                       (DOLLARS IN MILLIONS)
1994...............................................  $660.5    $32.7    5.0%
1993...............................................  $472.0    $25.2    5.3%
1992...............................................  $363.5    $17.2    4.7%

  Delinquencies remained at a consistent level for fiscal 1994 and 1993. During this two-year period, accounts classified as current (less than 30 days past due) ranged from 88% to 91% of the total portfolio balance on a monthly basis. The aging of the Company's lease portfolio receivables at September 30, 1994 (excluding $125 million of net lease receivables sold under an asset securitization agreement in 1994 being serviced by the Company) was as follows:

                                                                   (DOLLARS IN
                                                                    MILLIONS)
Current.......................................................... $572.4   88.7%
Over 30 days.....................................................   48.3    7.5%
Over 60 days.....................................................   16.0    2.5%
Over 90 days.....................................................    8.2    1.3%
                                                                  ------  ------
                                                                  $644.9  100.0%
                                                                          ======
Less:
  Unearned interest.............................................. (109.4)
                                                                  ------
                                                                  $535.5
                                                                  ======

FUNDING

  Prior to July 1994, the majority of the Company's debt funding was through privately placed term notes with banks and an insurance company. The Company follows a policy of matching the maturities of borrowed funds to the average life of the leases being financed in order to minimize the impact of interest rate changes on its operations. All notes carry terms of one to three years and are either at fixed interest rates or have had the interest rate risk eliminated through interest rate swap contracts. (See Note 5 to the Company's Financial Statements on page F-8 hereof). Covenants in the note agreements entered into before July 1994 include a minimum fixed charge coverage requirement of 1.3 times fixed charges and a maximum debt-to-equity ratio of 6 to 1. Also, there is a covenant in each such note agreement which requires each lender's consent to any amendment to the 1991 Maintenance and Operating Agreements (see page 5 hereof for a description of the 1991 Maintenance and Operating Agreements). As of September 30, 1994, the amounts outstanding under these note agreements totalled $330,000,000.

  Prior to July 1994, the only other funding sources for the Company were capital contributions and advances received from Alco. As of September 30, 1994, the Company's total shareholder's equity was $83,028,000, of which $53,415,000 consisted of contributed capital.

  Effective July 1, 1994, the Company may offer to the public from time to time medium term notes having an aggregate initial offering price not exceeding $500,000,000 or the equivalent thereof in foreign currency. These notes are offered at varying maturities of nine months or more from their dates of issue and may be subject to redemption at the option of the Company or repayment at the option of the holder, in whole or in part, prior to the maturity date in conjunction with meeting specified provisions. Interest rates are determined based on market conditions at the time of issuance. As of September 30, 1994, $105,000,000 of medium term notes were outstanding with a weighted average interest rate of 6.9%.

  In September 1994, the Company entered into an agreement to sell, under an asset securitization program, an undivided ownership interest in $125,000,000 of eligible direct financing lease receivables. This sale resulted in a pretax gain of $3,702,000 in the fourth quarter of fiscal 1994. The agreement, which expires in September 1995, contains limited recourse provisions which require the Company to assign an additional undivided interest in leases to cover any potential losses to the purchaser due to uncollectible leases. As collections reduce previously sold interests, new leases can be sold up to $125,000,000. As of September 30, 1994, $125,000,000 of leases had been sold pursuant to the agreement. Under the terms of the sales agreement, the Company will continue to service the lease portfolio sold.

EMPLOYEES

  At September 30, 1994, the Company had approximately 121 employees. Employee relations are considered to be excellent.

COMPETITION AND GOVERNMENT REGULATION

  The finance business in which the Company is engaged is highly competitive. Competitors include leasing companies, commercial finance companies, commercial banks and other financial institutions.

  The Company competes primarily on the basis of financing rates, customer convenience and quality customer service. AOP dealers offer financing by the Company at the time equipment is leased or sold to the customer, reducing the likelihood that the customer will contact outside funding sources. There is a communications network between the Company and the AOP dealers to allow prompt transmittal of customer and product information. Contract documentation is straightforward and clearly written, so that financings are completed quickly and to the customer's satisfaction. Finally, both the Company and the AOP dealers are firmly committed to providing excellent customer service over the duration of the contract.

  Certain states have enacted retail installment sales or installment loan statutes relating to consumer credit, the terms of which vary from state to state. The Company does not generally extend consumer credit as defined in those statutes.

  The financing activities of the Company are dependent upon sales or leases of office equipment by the AOP dealers, who are subject to substantial competition by both independent office equipment dealers and the direct sales forces of office equipment manufacturers. AOP is the largest network of independent copier and office equipment dealers in North America and in the United Kingdom, and represents the only independent distribution network with national scope. AOP dealers compete on the basis of price, quality of service and product performance.

ITEM 2. PROPERTIES

  The Company's operations are located in Macon, Georgia and until August 1994 occupied approximately 19,000 square feet. In August 1994, the Company completed construction of a new adjoining facility to allow expansion of its operations into an additional 18,000 square feet of space. The facility was constructed in order to accommodate the Company's future portfolio growth and to improve current operations; the Company intends to use the new facility for normal operating activities such as lease processing, customer service, billing and collections. Certain specialized services (such as legal, accounting, treasury, tax and audit services) are also performed for the Company at Alco's corporate headquarters located in Valley Forge, Pennsylvania. The Company's facilities are deemed adequate by management to conduct the Company's business. See Note 6 of Notes to Financial Statements under Item 14 for additional information as to the Company's properties.

  Any additional information called for by this item has been omitted pursuant to General Instruction J(2)(d).

ITEM 3. LEGAL PROCEEDINGS

  There are no material pending legal proceedings to which the Company is a party (or to which any of its property is subject). To the Company's knowledge, no material legal proceedings are contemplated by governmental authorities against the Company or its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No response to this item is required.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

  All outstanding shares of the Company's common stock are currently owned by AOP, Inc., a subsidiary of MDR Corporation, which is a subsidiary of Alco. Therefore, there is no market for the Company's common stock. The Company paid a dividend of $7 million to its parent in the fourth quarter of fiscal 1994. The Company and Alco will, from time to time, determine the appropriate capitalization for the Company, which will, in part, affect any future payment of dividends to or capital contributions to the Company.

ITEM 6. SELECTED FINANCIAL DATA

  The information called for by this item has been omitted pursuant to General Instruction J(2)(a).

ITEM 7. FINANCIAL INFORMATION

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Pursuant to General Instruction J(2)(a) of Form 10-K, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations.

  FISCAL 1994 COMPARED WITH FISCAL 1993

  Comparative summarized results of operation for the fiscal years ended September 30, 1994 and 1993 are set forth in the table below. This table also shows the increase in the dollar amounts of major revenue and expense items between periods, as well as the related percentage change.

                                                FISCAL YEAR
                                            ENDED SEPTEMBER 30     INCREASE
                                            ------------------- ---------------
                                              1994      1993    AMOUNT  PERCENT
                                            --------- --------- ------- -------
                                                  (DOLLARS IN THOUSANDS)
Revenues
  Lease finance income..................... $  61,297 $  46,880 $14,417  30.8%
  Interest on Alco income tax deferrals....     3,753     2,926     827  28.3%
  Other income.............................     3,061     2,377     684  28.8%
                                            --------- --------- -------
                                               68,111    52,183  15,928  30.5%
Expenses
  Interest.................................    25,559    22,701   2,858  12.6%
  General & administrative.................    20,829    13,928   6,901  49.5%
                                            --------- --------- -------
                                               46,388    36,629   9,759  26.6%
Gain on sale of lease receivables..........     3,702             3,702
                                            --------- --------- -------
Income before income taxes and cumulative
 effect of change in accounting principle..    25,425    15,554   9,871  63.5%
Income taxes...............................     9,794     6,218   3,576  57.5%
                                            --------- --------- -------
Income before cumulative effect of change
 in accounting principle...................    15,631     9,336   6,295  67.4%
Cumulative effect of change in accounting
 for income taxes..........................       140               140
                                            --------- --------- -------
Net income................................. $  15,771 $   9,336 $ 6,435  68.9%
                                            ========= ========= =======

 Revenues

  Total revenues increased $15.9 million or 30.5% from fiscal 1993 to fiscal 1994. This increase was primarily due to the improvement in lease finance income, reflecting the continued growth in the average lease portfolio of 32.8% from fiscal 1993 to fiscal 1994. This increase in the lease portfolio is a result of a 47% increase in lease fundings of which 43.9% was originated through existing AOP dealers while 3.1% was originated through AOP dealers recently acquired by Alco.

  The Company charges Alco interest at a 6% rate on the benefit Alco receives for income tax deferrals associated with the Company's leasing transactions. Interest income on deferred taxes rose $827,000 or 28.3%, when comparing fiscal 1994 to fiscal 1993. This increase was due to an increased deferred income tax base upon which the interest payment is calculated.

  Other income, which consists primarily of late payment and billing fees, increased by $684,000 or 28.8%, due to the increased size of the lease portfolio upon which these fees are earned.

 Expenses

  Average borrowings to finance the lease portfolio grew by 32%, from $347 million during fiscal 1993 to $457 million during fiscal 1994. As a result, interest expense grew by $2.9 million or 12.6%.

  Reductions in the Company's incremental interest rate largely offset the increase in average borrowings, and allowed interest expense to grow at a slower pace than the average borrowings. For comparative purposes, the weighted average interest rate on borrowings for fiscal 1994 was 5.8% as compared to 6.9% for fiscal 1993.

  The general and administrative expense category includes dealer lease bonus payments based on new lease volume generated by AOP dealers. These payments were $8.8 million for fiscal 1994 and $5.9 million for fiscal 1993. This increase in lease bonus expense was due to increased AOP dealer lease volume in fiscal 1994.

  Excluding the effect of the lease bonus program, the remaining general and administrative expenses rose $4 million or 50% from fiscal 1993 to fiscal 1994. This expense growth continues to be indicative of the overall growth of the lease portfolio and its effects on the operations of the Company. Also reflected in general and administrative expenses are costs related to several initiatives, including facility expansion, a reengineering of the leasing computer software and the development of several new products such as cost per copy leasing, credit scoring, and automation of the lease input process. Such costs amounted to approximately $1.2 million for fiscal 1994 as compared to $200,000 for fiscal 1993.

  Unlike the 1991 Operating Agreement, the 1994 Support Agreement does not contain a requirement that the AOP dealers repurchase all defaulted lease contracts. The Support Agreement does not include the repurchase requirement because the Company and Alco wish to preserve the flexibility, on a prospective basis, to allow the credit risk for defaulted contracts to remain with the Company. In such event, the credit decision and reserves for defaulted contracts would become the responsibility of the Company. If the Company were responsible for the credit risk and costs associated with defaulted contracts, the Company would reduce the lease bonus to AOP dealers or increase its current lease rates in order to offset these increased costs. Consequently, the Company believes that the impact of any future shift of the credit risk from the AOP dealers to the Company would not be material to the Company's future results of operations. The Company's (and Alco's) present intention, however, is to continue the repurchase arrangement with the AOP dealers as currently in effect.

 Gain on Sale of Lease Receivables

  Under an asset securitization program entered into in September 1994 the Company sold $125 million of eligible direct financing lease receivables and recognized a pre-tax gain of $3,702,000 ($2,301,000, net of taxes) in the fourth quarter of fiscal 1994.

 Income Before Income Taxes

  Income before income taxes increased $9.9 million or 63.5%, when comparing fiscal 1994 to fiscal 1993. This increase includes the net effect of higher revenues on a larger portfolio and the $3.7 million pre-tax gain on the sale of $125 million of lease receivables offset by higher borrowing costs and general and administrative expenses.

 Income Taxes/Accounting Change

  The increase of $3.6 million in income taxes for fiscal 1994 was directly attributable to increased income before income taxes for fiscal 1994, as compared to fiscal 1993.

  In the first quarter of fiscal 1994, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes", which resulted in an increase in net income of $140,000 for fiscal 1994. This amount represented the cumulative effect of this accounting change and was recorded in the first quarter of fiscal 1994.

  FISCAL YEAR 1993 COMPARED WITH FISCAL YEAR 1992

  Comparative summarized results of operation for the fiscal years ended September 30, 1993 and September 30, 1992 are set forth in the table below. This table also shows the increase or decrease in the dollar amounts of major revenue and expense items between years, as well as the percentage increase/decrease.

                             FISCAL YEAR
                           ENDED SEPT. 30  INCREASE(DECREASE)
                           --------------- ---------------------
                            1993    1992    AMOUNT      PERCENT
                           ------- ------- ----------  ---------
                            (DOLLARS IN THOUSANDS)
Revenues
  Lease finance income.... $46,880 $35,693 $   11,187       31.3%
  Interest on Alco income
   tax deferrals..........   2,926   3,050       (124)      (4.1)
  Other income............   2,377   1,158      1,219      105.3
                           ------- ------- ----------
                            52,183  39,901     12,282       30.8
Expenses
  Interest................  22,701  20,068      2,633       13.1
  General &
   administrative.........  13,928   9,253      4,675       50.5
                           ------- ------- ----------
Income before income
 taxes....................  15,554  10,580      4,974       47.0
Income taxes..............   6,218   4,033      2,185       54.2
                           ------- ------- ----------
Net income................ $ 9,336 $ 6,547 $    2,789       42.6%
                           ======= ======= ==========

 Revenues

  Overall revenues increased $12.3 million during fiscal 1993 or 30.8%, which was primarily a result of the growth in the lease portfolio. The net lease portfolio increased 29.8% during fiscal 1993 from $364 million to $472 million. There were no significant changes in the lease rates charged by the Company during fiscal 1993; accordingly, lease finance income grew 31.3% in fiscal 1993 as compared to fiscal 1992 as a direct result of the growth in the lease portfolio, which was due almost entirely to new lease fundings originated by existing AOP dealers.

  The Company charges Alco interest on the benefit Alco receives for income tax deferrals associated with the Company's leasing transactions. The interest rate is set each year by agreement between Alco and the Company. The $124,000 or 4.1% decline in the interest income during fiscal 1993 is due to a reduction in the interest rate from 9% in fiscal 1992 to 6% in fiscal 1993.

  Other income, which consists primarily of late charges and billing fees, grew $1.2 million or 105.3% in fiscal 1993, reflecting the growth in the lease portfolio base upon which these fees are applied.

 Expenses

  Interest expense grew $2.6 million or 13.1% during fiscal 1993, reflecting an increase in average borrowings to finance the lease portfolio to $347 million in fiscal 1993 from $254 million in fiscal 1992. This increase was offset by a reduction in borrowing rates during 1993. The weighted average rate of loans outstanding at September 30, 1993 was 6.01% as compared to 7.40% at September 30, 1992.

  The increase in general and administrative expenses includes an increase of 79% in the lease bonus program payments made to AOP dealers to $5.9 million in fiscal 1993 from $3.3 million in fiscal 1992. Fiscal 1993 represented the first full year of the lease bonus program, which was in effect for only the last nine months of fiscal 1992.

  Excluding the effect of the lease bonus program, remaining general and administrative expenses rose $2.1 million or 34.9% during fiscal 1993, $1.9 million of which corresponds to the growth of the lease portfolio during this period, and $200,000 of which was incurred for new leasing programs and services on-line that will increase effectiveness and fee income in the future.

 Income before Income Taxes

  Fiscal 1993 pre-tax income increased $5 million or 47% as compared to fiscal 1992. As previously discussed, this increase is primarily due to the lease income on a larger lease portfolio.

 Income Taxes

  The increase of $2.2 million in income taxes was attributable to the increase in pre-tax income and an increase in the statutory federal rate to 35% during fiscal 1993 from 34% in fiscal 1992.

  Any additional information required by this item has been omitted pursuant to General Instruction J(2)(a) of Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements of Alco Capital Resource, Inc. are submitted herewith on Pages F-1 through F-11 of this report.

QUARTERLY DATA

  The following table shows comparative summarized quarterly results for fiscal 1994 and 1993.

                                    FIRST  SECOND   THIRD  FOURTH
                                   QUARTER QUARTER QUARTER QUARTER     TOTAL
                                   ------- ------- ------- -------    -------
                                               (IN THOUSANDS)
1994
Lease finance income.............. $13,668 $14,580 $15,780 $17,269    $61,297
Interest expense..................   5,994   6,213   6,246   7,106     25,559
Income before income taxes........   4,773   5,219   5,900   9,533(1)  25,425(1)
Net income........................   3,052   3,210   3,572   5,937(1)  15,771(1)
1993
Lease finance income.............. $10,596 $11,313 $12,097 $12,874    $46,880
Interest expense..................   5,735   5,382   5,745   5,839     22,701
Income before income taxes........   2,885   3,875   4,171   4,623     15,554
Net income........................   1,732   2,326   2,503   2,775      9,336

- --------
(1) Includes $3.7 million gain on sale of lease receivables ($2.3 million, net of tax).

  Any additional information required by this item has been omitted pursuant to General Instruction J(2)(a) of Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  The directors and executive officers of the Company are as follows:

  RICHARD P. MAIER, age 43, has been President of the Company since 1989. He joined the Company's parent, Alco Standard Corporation, in 1981 as Controller of the Alco Automotive Group and was promoted to Division Controller of Alco Office Products in 1983. He served as Vice President of Acme Business Products (an AOP dealer) from 1984 to 1988 and became Vice President of Alco Capital in 1988.

  ROBERT M. KEARNS II, age 41, has been Vice President of the Company since 1993. He was also appointed Vice President--Finance of the Alco Office Products Group of Alco Standard Corporation (which includes all of the AOP dealers) in 1993. From 1983 through 1993, Mr. Kearns was Vice President--Finance of Copyrite, an AOP dealer located in Indianapolis, Indiana which was acquired by Alco in 1988.

  JAMES E. HEAD, age 49, was appointed the sole director of the Company and President of the Alco Office Products Group of Alco Standard Corporation (which includes all of the AOP dealers) in 1993. From 1983 through 1993, Mr. Head was President of Copyrite, an AOP dealer located in Indianapolis, Indiana which was acquired by Alco in 1988.

ITEM 11. EXECUTIVE COMPENSATION

  The information called for by this item has been omitted pursuant to General Instruction J(2)(c) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information called for by this item has been omitted pursuant to General Instruction J(2)(c) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  See Item 1 hereof for information concerning the relationship between the Company, Alco and the AOP dealers.

  Any additional information required by this item has been omitted pursuant to General Instruction J(2)(c) of Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Financial Statements

                                                                           PAGE
                                                                           ----
   Report of Ernst & Young LLP, Independent Auditors...................... F-1
   Balance Sheets at September 30, 1994 and 1993.......................... F-2
   Statements of Income for Fiscal Years Ended September 30, 1994, 1993
    and 1992.............................................................. F-3
   Statements of Changes in Shareholder's Equity for the Fiscal Years
    Ended September 30, 1994, 1993 and 1992............................... F-4
   Statements of Cash Flows for Fiscal Years Ended September 30, 1994,
    1993 and 1992......................................................... F-5
   Notes to Financial Statements.......................................... F-6

  Financial Statements and Schedules other than those listed above are omitted because the required information is included in the financial statements or the notes thereto or because they are inapplicable.

  (b) Exhibits

  The exhibits required by Item 601 of Regulation S-K are listed in the accompanying exhibit index.

  (c) Reports on Form 8-K.

  None

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Alco Standard Corporation

  We have audited the accompanying balance sheets of Alco Capital Resource, Inc. (a wholly-owned subsidiary of Alco Standard Corporation) as of September 30, 1994 and 1993, and the related statements of income, changes in shareholder's equity, and cash flows for each of the three years in the period ended September 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alco Capital Resource, Inc. at September 30, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1994, in conformity with generally accepted accounting principles.

                                                  /s/ Ernst & Young LLP
                                          _____________________________________
                                                    Ernst & Young LLP

Philadelphia, Pennsylvania
October 17, 1994

                          ALCO CAPITAL RESOURCE, INC.

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  SEPTEMBER 30
                                                                ------------------
                                                                  1994      1993
                                                                --------  --------
                         ASSETS
Investments in leases (notes 3 and 4):
  Direct financing leases...................................... $521,061  $467,199
  Less: Unearned income........................................  (89,385)  (71,703)
                                                                --------  --------
                                                                 431,676   395,496
  Funded leases, net...........................................  103,797    76,499
                                                                --------  --------
                                                                 535,473   471,995
Accounts receivable............................................   17,700     9,863
Due from Alco Standard Corporation (note 3)....................                552
Prepaid expenses and other assets..............................    5,037       282
Property and equipment at cost, less accumulated depreciation
 of: 1994--$1,939; 1993--$1,572 (note 2).......................    3,418       677
                                                                --------  --------
    Total assets............................................... $561,628  $483,369
                                                                ========  ========
             LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
  Accounts payable and accrued expenses........................ $  6,438  $  2,866
  Accrued interest.............................................    5,342     5,337
  Due to Alco Standard Corporation (note 3)....................   11,419
  Income taxes payable.........................................      353
  Notes payable to Banks (note 5)..............................  330,000   395,000
  Medium Term Notes (note 5)...................................  105,000
  Deferred income taxes (note 7)...............................   20,048    14,209
                                                                --------  --------
    Total liabilities..........................................  478,600   417,412
Shareholder's equity:
  Common Stock--$.01 par value, 1,000 shares authorized,
   issued, and outstanding
  Contributed capital..........................................   53,415    45,115
  Retained earnings............................................   29,613    20,842
                                                                --------  --------
    Total shareholder's equity.................................   83,028    65,957
                                                                --------  --------
Total liabilities and shareholder's equity..................... $561,628  $483,369
                                                                ========  ========

                            See accompanying notes.

                          ALCO CAPITAL RESOURCE, INC.

                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                            FISCAL YEAR ENDED
                                                              SEPTEMBER 30
                                                         -----------------------
                                                          1994    1993    1992
                                                         ------- ------- -------
Revenues:
  Lease finance income (note 2)........................  $61,297 $46,880 $35,693
  Interest on Alco income tax deferrals (note 3).......    3,753   2,926   3,050
  Other income.........................................    3,061   2,377   1,158
                                                         ------- ------- -------
                                                          68,111  52,183  39,901
Expenses:
  Interest (note 3)....................................   25,559  22,701  20,068
  General and administrative (note 2)..................   20,829  13,928   9,253
                                                         ------- ------- -------
                                                          46,388  36,629  29,321
Gain on sale of lease receivables......................    3,702
                                                         ------- ------- -------
Income before income taxes and cumulative effect of
 change in accounting principle........................   25,425  15,554  10,580
Provision for income taxes (note 7):
  Current..............................................    3,642   1,118   1,831
  Deferred.............................................    6,152   5,100   2,202
                                                         ------- ------- -------
                                                           9,794   6,218   4,033
                                                         ------- ------- -------
Income before cumulative effect of change in accounting
 principle.............................................   15,631   9,336   6,547
Cumulative effect of change in accounting for income
 taxes (note 7)........................................      140
                                                         ------- ------- -------
    Net income.........................................  $15,771 $ 9,336 $ 6,547
                                                         ======= ======= =======


                            See accompanying notes.

                          ALCO CAPITAL RESOURCE, INC.

                 STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                 (IN THOUSANDS)

                                            COMMON CONTRIBUTED RETAINED
                                            STOCK    CAPITAL   EARNINGS   TOTAL
                                            ------ ----------- --------  -------
Balance at October 1, 1991.................  $       $42,500   $ 5,141   $47,641
Net income.................................                      6,547     6,547
Dividend paid to Alco--$.18 per share......                       (182)     (182)
                                             ---     -------   -------   -------
Balance at September 30, 1992..............           42,500    11,506    54,006
Net income.................................                      9,336     9,336
Capital contribution from Alco.............            2,615               2,615
                                             ---     -------   -------   -------
Balance at September 30, 1993..............           45,115    20,842    65,957
Net income.................................                     15,771    15,771
Capital contributions from Alco............            8,300               8,300
Dividend paid to Alco--$7.00 per share.....                     (7,000)   (7,000)
                                             ---     -------   -------   -------
Balance at September 30, 1994..............  $  *    $53,415   $29,613   $83,028
                                             ===     =======   =======   =======

- --------
* Amount is less than one thousand dollars.


                            See accompanying notes.

                          ALCO CAPITAL RESOURCE, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                          FISCAL YEAR ENDED
                                             SEPTEMBER 30
                                      ----------------------------
                                        1994      1993      1992
                                      --------  --------  --------
Operating activities
Net income..........................  $ 15,771  $  9,336  $  6,547
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation and amortization.....       368       383       428
  Cumulative effect of change in
   accounting principle.............      (140)
  Provision for deferred taxes......     6,152     5,100     2,202
  Gain on sale of lease receivables.    (3,702)
  Changes in operating assets and
   liabilities:
    Accounts receivable.............    (7,837)   (1,445)   (3,290)
    Prepaid expenses and other
     assets.........................      (873)   (3,068)   (2,976)
    Accounts payable and accrued
     expenses.......................     3,572       127       867
    Accrued interest................         5       684       561
                                      --------  --------  --------
Net cash provided by operating
 activities.........................    13,316    11,117     4,339
                                      --------  --------  --------
Investing activities
  Purchases of property and
   equipment, net...................    (3,109)     (102)     (515)
 Direct financing leases:
  Additions.........................  (396,218) (289,289) (230,898)
  Cancellations.....................    58,946    37,184    22,978
  Collections.......................   176,092   131,005    91,444
  Proceeds from sale................   125,000
 Funded leases:
  Additions.........................   (73,791)  (29,912)  (23,410)
  Cancellations.....................    10,978     9,296    10,324
  Collections.......................    35,515    33,187    31,833
                                      --------  --------  --------
Net cash used by investing
 activities.........................   (66,587) (108,631)  (98,244)
                                      --------  --------  --------
Financing activities
  Proceeds from bank borrowings.....   148,000   180,000   122,000
  Payments on bank borrowings.......  (213,000)  (75,000)  (48,000)
  Proceeds from issuance of medium
   term notes.......................   105,000
  Contributed capital...............     8,300     2,615
  Dividends paid, including return
   of contributed capital...........    (7,000)               (182)
                                      --------  --------  --------
Net cash provided by financing
 activities.........................    41,300   107,615    73,818
                                      --------  --------  --------
Decrease (increase) in amounts due
 to Alco............................   (11,971)   10,101   (20,087)
Due (to) from Alco at beginning of
 period.............................       552    (9,549)   10,538
                                      --------  --------  --------
Due from (to) Alco at end of period.  $(11,419) $    552  $ (9,549)
                                      ========  ========  ========

                            See accompanying notes.

                          ALCO CAPITAL RESOURCE, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. BUSINESS

  Alco Capital Resource, Inc. ("ACR" or the "Company"), an indirect wholly-owned subsidiary of Alco Standard Corporation ("Alco"), purchases office equipment exclusively from dealers in Alco's Office Products Group ("AOP dealers") and leases the equipment to third-party customers under direct financing leases. The Company also funds direct financing leases and non-cancellable rental contracts entered into by AOP dealers.

2. ACCOUNTING POLICIES

 Revenue Recognition

  Unearned lease finance income is amortized into revenue using the effective interest method over the term of the lease agreements or non-cancellable rental contracts.

 Property and Equipment

  Property and equipment is carried on the basis of cost. Depreciation is computed using a combination of straight-line and accelerated methods over the estimated useful lives of the assets.

 Income Taxes

  The Company's deferred tax expense and the related liability are primarily the result of the difference between the financial statement and income tax treatment of direct financing leases.

 Fair Value Disclosures

  SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the Company has computed and disclosed the fair value of its notes payable and interest rate swaps (Note 5).

3. AGREEMENTS BETWEEN ACR AND ALCO

 Cash Management Program

  The Company participates in Alco's domestic cash management program. Under this program, the Company has accounts with Alco wherein cash temporarily in excess of current operating requirements earns interest at rates established by Alco. Similarly, amounts are periodically borrowed from Alco, with interest charged at market rates on borrowed funds. The Company was a net borrower during fiscal years 1994, 1993 and 1992 and incurred net interest costs of $496,000, $579,000 and $1,090,000, respectively, under this program. The Company considers its account with Alco to represent its cash balance. Accordingly, the accompanying Statements of Cash Flows present the changes in the caption "Due from (to) Alco".

  Included in general and administrative expenses are corporate overhead expenses charged by Alco of $396,000, $360,000 and $192,000 in fiscal years 1994, 1993 and 1992, respectively. These corporate charges represent management's estimate of costs incurred by Alco on behalf of ACR.

                          ALCO CAPITAL RESOURCE, INC.

 Interest on Alco Income Tax Deferrals

  The Company charges Alco interest on Alco's income tax deferrals associated with the Company's leasing transactions. Such charges were calculated at 6% in 1994 and 1993 and 9% in 1992.

 The 1991 Maintenance and Operating Agreements

  The Maintenance Agreement between the Company and Alco provides that Alco will pay fees and make capital contributions to the Company in amounts sufficient to meet the restrictive financial covenants included in the Company's loan agreements (Note 5).

  In the event of default of any lease on equipment purchased by the Company from AOP dealers, the Operating Agreement requires Alco to repurchase the equipment at the net investment value of the lease on the default date. Default is defined by the Operating Agreement as any receivable becoming 120 days past due or otherwise being reasonably declared uncollectible by the Company. At September 30, 1994, 1993 and 1992, all of the Company's accounts receivable and direct financing leases, including residual values, were subject to such repurchase terms. In view of the foregoing terms of the Operating Agreement, the Company has made no provision in the accompanying financial statements for uncollectible receivables.

 The 1994 Support Agreement

  The 1994 Support Agreement between the Company and Alco, which is effective as of June 1, 1994, provides that Alco will make a cash payment to the Company (or an investment in the form of equity or subordinated notes) as needed to comply with certain requirements. This agreement does not contain a requirement that the AOP dealers repurchase all defaulted lease contracts. In such event, the credit decision and reserves for defaulted contracts would become the responsibility of the Company.

4. INVESTMENTS IN LEASES

  The Company's funded leases include certain internal lease portfolios and non-cancellable rental contracts for AOP dealers, which have been financed by the Company. Under the terms of these financing arrangements, the AOP dealer maintains the contractual relationship with the third-party customer. The AOP dealers have assigned to the Company, with full recourse, their rights under the funded leases, including the right to receive lease and rental payments and a security interest in the related equipment.

  At September 30, 1994, aggregate future minimum payments to be received, including guaranteed residual values, for each of the succeeding fiscal years under direct financing and funded leases are as follows (in thousands):

                                                              DIRECT
                                                             FINANCING   FUNDED
                                                              LEASES     LEASES
                                                             ---------  --------
        1995................................................ $206,834   $ 49,149
        1996................................................  159,689     37,946
        1997................................................   97,497     23,167
        1998................................................   42,229     10,035
        1999................................................   14,612      3,472
        2000................................................      200         47
                                                             --------   --------
                                                              521,061    123,816
        Less unearned interest..............................  (89,385)   (20,019)
                                                             --------   --------
                                                             $431,676   $103,797
                                                             ========   ========

                          ALCO CAPITAL RESOURCE, INC.

  In September 1994, the Company entered into an agreement to sell, under an asset securitization program, an undivided ownership interest in $125,000,000 of eligible direct financing lease receivables. The agreement, which expires in September 1995, contains limited recourse provisions which require the Company to assign an additional undivided interest in leases to cover any potential losses to the purchaser due to uncollectible leases. As collections reduce previously sold interests, new leases can be sold up to $125,000,000. As of September 30, 1994, $125,000,000 of leases have been sold pursuant to the agreement, resulting in a gain of $3,702,000 ($2,301,000, net of taxes) in the fourth quarter of fiscal 1994. Under the terms of the sales agreement, the Company will continue to service the lease portfolio sold.

5. NOTES PAYABLE TO BANKS AND MEDIUM TERM NOTES

  Notes payable at September 30, 1994 bear interest at rates ranging from 4.01% to 7.06% (4.01% to 8.62% at September 30, 1993) and mature on various dates through July 30, 1997. The weighted average interest rate for the notes outstanding at September 30, 1994 was 5.76% (6.01% at September 30, 1993).

  Effective July 1, 1994, the Company may offer to the public from time to time medium term notes having an aggregate initial offering price not exceeding $500,000,000 or the equivalent thereof in foreign currency. These notes will be offered at varying maturities of nine months or more from their dates of issue and may be subject to redemption at the option of the Company or repayment at the option of the holder, in whole or in part, prior to the maturity date in conjunction with meeting specified provisions. Interest rates are determined based on market conditions at the time of issuance. As of September 30, 1994, $105,000,000 of medium term notes are outstanding with a weighted average interest rate of 6.9%.

  The Company follows a policy of matching the maturities of borrowed funds to the average life of the leases being financed in order to minimize the impact of interest rate changes on its operations. The Company has therefore entered into interest rate swap agreements to eliminate the impact of interest rate changes on its variable rate notes payable. The interest rate swap agreements effectively convert the variable rate notes into fixed rate obligations. At September 30, 1994, there were two variable rate notes outstanding and two related interest rate swap agreements, on a total principal/notional amount of $57,000,000. The weighted average interest rate on these variable rate notes and related interest rate swap agreements was 5.48% and 5.04%, respectively, at September 30, 1994. During fiscal 1994, there were four variable rate notes outstanding and four related interest rate swap agreements on a weighted average principal/notional amount of $88,000,000. The weighted average interest rate on these variable rate notes and related interest rate swap agreements was 4.14% and 5.93%, respectively, during fiscal 1994. The Company's interest expense would have been lower if the Company had chosen not to fix the interest rates through the swap agreements. The underlying floating rate expense was less than the fixed rate by $1,575,000 in fiscal 1994, $1,844,000 in 1993 and $883,000 in 1992. The interest rate swap agreements mature at the time the related notes mature. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

  The Company must comply with certain restrictive covenants under the terms of its loan agreements. For loan agreements entered into before July 1, 1994, the Company agrees to maintain earnings before fixed charges (primarily interest) of not less than 1.3 times fixed charges, a ratio of debt to tangible net worth not exceeding 6 to 1 and tangible net worth not less than $1. For loan agreements (and medium-term notes) entered into after July 1, 1994, the Company agrees to maintain earnings before fixed charges of not less than 1.25 times fixed charges and a tangible net worth of not less than $1.

  Interest paid amounted to $25,554,000, $22,122,000 and $19,507,000 for the fiscal years ended September 30, 1994, 1993 and 1992, respectively.

  At September 30, 1994, the fair value of the Company's notes payable is estimated to be $425,792,000 using a discounted cash flow analysis. Fair values for the Company's interest rate swaps (off-balance sheet instruments) are estimated to be $1,426,000 based on termination of the agreements.

                          ALCO CAPITAL RESOURCE, INC.

  Future maturities of all notes payable outstanding at September 30, 1994 are as follows (in thousands):

      Fiscal 1995.....................................................  $182,000
        1996..........................................................   115,000
        1997..........................................................   138,000
                                                                        --------
                                                                        $435,000
                                                                        ========

6. LEASE COMMITMENTS

  The Company leased office space under an agreement which began October 1, 1990 and terminated in October 1994 from a joint-venture, in which a wholly-owned subsidiary of Alco had a 50% ownership interest. Management believed the lease payments were reflective of current market rates. Annual rent expense for the Company's office space was $149,000 for fiscal 1994. In October, 1994 the Company exercised a purchase option associated with this lease, assuming a mortgage payable of approximately $1.25 million.

  In addition to its office space, the Company began leasing office equipment and computer software under operating leases during 1991. The leased office equipment consisted of a postage system and a payment processing system which had original lease terms of thirty-six months and sixty months, respectively. The postage machine reached lease end in fiscal 1994. The lease on the payment processing system will expire during fiscal 1996. Total rent expense for the leased office equipment was approximately $50,000 in 1994, and $61,000 in 1993 and 1992.

  The computer software consists of an operating system which is leased on a month-to-month basis and was upgraded during 1993 for a reengineering project. Total rent expense for the computer software was approximately $143,000, $107,000 and $22,000 for fiscal 1994, 1993, and 1992, respectively.

  At 1994 fiscal year end, the Company entered into a new thirty-six month operating lease to significantly upgrade the hardware and processing capacity of its mainframe computer operations. This lease will expire in fiscal 1997. Expenses under this lease did not start until fiscal 1995.

  Total rent expense under all operating leases (including the leases for office space, office equipment, and computer software previously described) aggregated $342,000 in 1994, $319,000 in 1993, and $234,000 in 1992. Future
minimum rent commitments under operating lease agreements (excluding month-to-month leases on computer software) as of September 30, 1994 are as follows (in thousands):

      1995............................................................... $  379
      1996...............................................................    377
      1997...............................................................    354
                                                                          ------
      Total.............................................................. $1,110
                                                                          ======

7. INCOME TAXES

  Taxable income of the Company is included in the consolidated federal income tax return of Alco and all estimated tax payments and refunds, if any, are made through Alco. The provision for income taxes was determined as if the Company was a separate taxpayer.

  Provision for income taxes:

                 FISCAL YEAR ENDED SEPTEMBER 30 (IN THOUSANDS)

                                    1994             1993             1992
                              ---------------- ---------------- -----------------
                              CURRENT DEFERRED CURRENT DEFERRED CURRENT  DEFERRED
                              ------- -------- ------- -------- -------  --------
   Federal................... $3,019   $5,667  $  702   $4,527  $1,913    $1,780
   State.....................    623      485     416      573     (82)      422
                              ------   ------  ------   ------  ------    ------
   Income Taxes.............. $3,642   $6,152  $1,118   $5,100  $1,831    $2,202
                              ======   ======  ======   ======  ======    ======

                          ALCO CAPITAL RESOURCE, INC.

  Deferred taxes resulting from temporary differences between financial and tax accounting, which have not been restated for SFAS No. 109 were as follows:

                 FISCAL YEAR ENDED SEPTEMBER 30 (IN THOUSANDS)

                                                                  1993    1992
                                                                 ------  ------
   Lease income recognition..................................... $5,190  $2,400
   Other........................................................    (90)   (198)
                                                                 ------  ------
   Deferred taxes............................................... $5,100  $2,202
                                                                 ======  ======

  The components of deferred income tax assets and liabilities as of September 30, 1994 were as follows (in thousands):

   Deferred tax assets:
     Nondeductible reserves........................................... $    658
     Net operating loss and credit carryforwards......................      955
                                                                       --------
       Total deferred tax assets......................................    1,613
                                                                       --------
   Deferred tax liabilities:
     Lease income recognition.........................................  (21,661)
                                                                       --------
       Total deferred tax liabilities.................................  (21,661)
                                                                       --------
   Net deferred tax liabilities....................................... $(20,048)
                                                                       ========

  Substantially all of the deferred tax expense and the related liability result from differences in the method of recognizing income from investments in leases for financial reporting and income tax purposes.

  A reconciliation of income taxes provided with those calculated at the statutory federal rate is as follows:

                         FISCAL YEAR ENDED SEPTEMBER 30

                                                              1994  1993  1992
                                                              ----  ----  ----
   Taxes at Federal statutory rate........................... 35.0% 34.8% 34.0%
   State taxes, net of federal benefit.......................  4.4   3.9   3.2
   Increase in deferred tax liability due to increase in
    statutory rate...........................................  --    2.0   --
   Other..................................................... (1.4) (0.7)  0.9
                                                              ----  ----  ----
   Effective income tax rate................................. 38.0% 40.0% 38.1%
                                                              ====  ====  ====

  The Company made net tax payments of $3,432,000, $4,214,000 and $4,706,000 in fiscal years 1994, 1993 and 1992, respectively.

  Effective October 1, 1993, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes". The cumulative effect of adopting SFAS No. 109 was to increase net income by $140,000 for fiscal 1994.

8. PENSION AND STOCK PURCHASE PLAN

  The Company participates in Alco's defined benefit pension plan covering the majority of its employees. The Company's policy is to fund pension costs as accrued. Pension expense recorded in 1994, 1993 and 1992 was $33,600, $12,000 and $8,400, respectively.

                          ALCO CAPITAL RESOURCE, INC.

                   NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)


  The majority of the Company's employees are also eligible to participate in Alco's Stock Participation Plan. They may invest 2% to 6% of regular compensation before taxes. The Company contributes an amount equal to two-thirds of the employees' investments and all amounts are invested in Alco's common shares. Employees fully vest in the Company's contributions upon the completion of five years of service. The Company's cost of this plan amounted to $98,100, $63,200 and $46,500 in 1994, 1993 and 1992, respectively.

9. SUPPLEMENTARY INCOME STATEMENT INFORMATION

  The following supplementary information is provided pursuant to Regulation S-X Section 210.5-04 (in thousands):

                          CHARGED TO COST AND EXPENSES

                                                 FISCAL YEAR ENDED SEPTEMBER 30
                                                --------------------------------
   ITEM                                            1994       1993       1992
   ----                                         ---------- ---------- ----------
   Maintenance and repairs....................  $       *  $       *  $       *
   Depreciation and amortization of intangible
    assets, pre-operating costs and similar
    deferrals.................................          *          *          *
   Taxes, other than payroll and income taxes:
    Property tax expense......................          *          *         510
   Royalties..................................          *          *          *
   Advertising costs..........................          *          *          *

- --------
* Less than 1% of total revenues

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1994 TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Alco Capital Resource, Inc.

Date: December 19, 1994

                                          By   /s/ Robert M. Kearns
                                            ---------------------------------
                                                  (ROBERT M. KEARNS)
                                                VICE PRESIDENT--FINANCE

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS FORM 10-K HAS BEEN SIGNED BELOW ON DECEMBER 19, 1994 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

             SIGNATURES                                   TITLE
             ----------                                   -----

          *Richard P. Maier               President (Principal Executive
- -------------------------------------      Officer)
         (RICHARD P. MAIER)

        /s/ Robert M. Kearns              Vice President--Finance (Principal
- -------------------------------------      Financial Officer and Principal
         (ROBERT M. KEARNS)                Accounting Officer)

           *James E. Head                 Director
- -------------------------------------
           (JAMES E. HEAD)

  *By his signature set forth below, Robert M. Kearns, pursuant to duly executed Powers of Attorney duly filed with the Securities and Exchange Commission, has signed this Form 10-K on behalf of the persons whose signatures are printed above, in the capacities set forth opposite their respective names.

        /s/ Robert M. Kearns                                 December 19, 1994
- -------------------------------------
         (ROBERT M. KEARNS)

                          ALCO CAPITAL RESOURCE, INC.

                               INDEX TO EXHIBITS

 EXHIBIT NO.                            TITLE                              PAGE
 -----------                            -----                              ----
     1       Distribution Agreement dated July 1, 1994, filed as Exhibit
             1 to the Company's Form 10-Q for the fiscal quarter ended
             June 30, 1994 is incorporated herein by reference.
     3.1     Articles of Incorporation of the Company, filed on May 4,
             1994 as Exhibit 3.1 to the Company's Registration Statement
             on Form 10, are incorporated herein by reference.
     3.2     Bylaws of the Company, filed on May 4, 1994 as Exhibit 3.2 to the Company's Registration Statement on Form 10, are
             incorporated herein by reference.
     4.1     Form of Fixed Rate Note and Floating Rate Note with respect to the Company's Medium-Term Note Program, filed as Exhibit
             4 to the Company's Form 10-Q for the fiscal quarter ended
             June 30, 1994, is incorporated herein by reference.
     4.2     Pursuant to Regulation S-K item 601 (b)(4)(iii), the
             Company agrees to furnish to the Commission, upon request, a copy of instruments defining the rights of holders of
             long-term debt of the Company.
    10.1     Federal Income Tax Allocation Agreement, filed on May 4,
             1994 as Exhibit 10.1 to the Company's Registration
             Statement on Form 10, is incorporated herein by reference.
    10.2     Maintenance Agreement, dated as of August 15, 1991, between the Company and Alco Standard Corporation, filed on May 4,
             1994 as Exhibit 10.2 to the Company's Registration
             Statement on Form 10, is incorporated herein by reference.
    10.3     Operating Agreement, dated as of August 15, 1991, between
             the Company and Alco Standard Corporation, filed on May 4,
             1994 as Exhibit 10.3 to the Company's Registration
             Statement on Form 10, is incorporated herein by reference.
    10.4     Amended and Restated 1994 Support Agreement, filed as
             Exhibit 10.4 to the Company's Form 10-12G/A dated June 29,
             1994 is incorporated herein by reference.
    10.5     Receivables Transfer Agreement dated September 23, 1994,
             filed as Exhibit 10.21 to Alco Standard Corporation's Form
             10-K for the fiscal year ended September 30, 1994, is
             incorporated herein by reference.
    10.6     Indenture dated as of July 1, 1994 between the Company and
             Nations Bank, N.A., as Trustee, filed as Exhibit 4 to the
             Company's Registration Statement No. 33-53779 on Form S-3,
             is incorporated herein by reference.
    12       Ratio of Earnings to Fixed Charges
    23       Auditors' Consent
    24       Powers of Attorney; certified resolution re: Powers of
             Attorney
    27       Financial Data Schedule