Form 10-Q
period 1994-12-31
ALCO CAPITAL RESOURCE INC
filed 1995-02-14
CIK 922255

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   Form 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1994 or [ ] Transition
                                           -----------------
report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

Commission file number     0-20405
                        ------------------------------------------

                          ALCO CAPITAL RESOURCE, INC.
- --------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

          DELAWARE                                              23-2493042
- -------------------------------                        -------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                     1738 Bass Road, Macon, Georgia 31210
- --------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (912) 471-2300
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     NONE
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ---    ---

* Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ___ No ___

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1995.

Common Stock, $.01 par value per share                            1,000  shares

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing with the reduced disclosure format contemplated thereby.

                                     INDEX

                          ALCO CAPITAL RESOURCE, INC.


PART I.  FINANCIAL INFORMATION
- ------------------------------


     Item 1.   Financial Statements (Unaudited)

               Balance Sheets--December 31, 1994 and
               September 30, 1994

               Statements of Income--Three months ended
               December 31, 1994 and December 31, 1993

               Statements of Cash Flows--Three months ended
               December 31, 1994 and December 31, 1993

               Notes to Financial Statements--December 31, 1994


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations

PART II.  OTHER INFORMATION
- ---------------------------

     Item 6.   Exhibits and Reports on Form 8-K



SIGNATURES
- ----------

                        PART I.  FINANCIAL INFORMATION


Item 1: Financial Statements
- ----------------------------

                          ALCO CAPITAL RESOURCE, INC.
                                BALANCE SHEETS
                                (in thousands)

                                                                     December 31              September 30
                                                                        1994                     1994
                                                                     -----------              ------------
Assets
Investments in leases:
   Direct financing leases                                           $  555,117               $  508,365
   Less:  Unearned income                                               (84,758)                 (76,689)
                                                                      ----------               ----------
                                                                        470,359                  431,676
   Funded leases, net                                                   117,470                  103,797
                                                                      ----------               ----------
                                                                        587,829                  535,473

Accounts receivable                                                      21,064                   17,700
Prepaid expenses and other assets                                         5,265                    5,037
Leased equipment at cost, less accumulated
   depreciation of: 12/94 -$457                                           7,834
Property and equipment at cost, less accumulated
   depreciation of: 12/94 - $2,088; 9/94 - $1,939                         4,864                    3,418
                                                                      ----------               ----------
Total assets                                                         $  626,856               $  561,628
                                                                      ==========               ==========

Liabilities and shareholder's equity
Liabilities:
   Accounts payable and accrued expenses                             $    7,280               $    6,438
   Accrued interest                                                       5,218                    5,342
   Due to Alco Standard Corporation                                       6,269                   11,419
   Income taxes payable                                                   2,310                      353
   Notes payable to Banks                                               295,000                  330,000
   Medium Term Notes                                                    203,000                  105,000
   Deferred income taxes                                                 20,538                   20,048
                                                                      ----------               ----------
Total liabilities                                                       539,615                  478,600

Shareholder's equity:
   Common Stock - $.01 par value, 1,000 shares
     authorized, issued, and outstanding
   Contributed capital                                                   53,415                   53,415
   Retained earnings                                                     33,826                   29,613
                                                                      ----------               ----------
Total shareholder's equity                                               87,241                   83,028
                                                                      ----------               ----------
Total liabilities and shareholder's equity                           $  626,856               $  561,628
                                                                      ==========               ==========

See notes to financial statements.

                          ALCO CAPITAL RESOURCE, INC.
                             STATEMENTS OF INCOME
                                (in thousands)

                                                            Three Months Ended
                                                               December 31
                                                         -----------------------
                                                            1994         1993
                                                         ---------    ----------
Revenues:
   Lease finance income                                 $  15,868     $  13,668
   Rental income                                              567
   Interest on Alco income tax deferrals                    1,296           801
   Other income                                               940           642
                                                         ---------     ---------
                                                           18,671        15,111

Expenses:
   Interest                                                 7,051         5,994
   General and administrative                               5,286         4,344
                                                         ---------     ---------
                                                           12,337        10,338

Gain on sale of lease receivables                             573
                                                         ---------     ---------
Income before income taxes and cumulative
   effect of change in accounting principle                 6,907         4,773
Provision for income taxes                                  2,694         1,861
                                                         ---------     ---------
Income before cumulative effect of change
   in accounting principle                                  4,213         2,912
Cumulative effect of change in accounting
   for income taxes                                                         140
                                                         ---------     ---------
Net income                                              $   4,213     $   3,052
                                                         =========     =========

See notes to financial statements.

                          ALCO CAPITAL RESOURCE, INC.
                           STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                    Three Months Ended
                                                                       December 31
                                                               --------------------------
                                                                   1994           1993
                                                               -----------     ----------
Operating activities
 Net income                                                   $     4,213     $    3,052
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                      606             71
   Cumulative effect of change in accounting
    principle                                                                       (140)
   Provision for deferred taxes                                       490          1,526
   Gain on sale of lease receivables                                 (573)
   Changes in operating assets and liabilities:
    Accounts receivable                                            (3,364)        (2,743)
    Income taxes                                                    1,957            189
    Prepaid expenses and other assets                                 345            128
    Accounts payable and accrued expenses                             842          1,089
    Accrued interest                                                 (124)          (964)
                                                               -----------     ----------
                          Net cash provided                         4,392          2,208

Investing activities
 Purchases of equipment for rental, net                            (8,291)
 Purchases of property and equipment, net                          (1,595)           (98)
 Direct financing leases:
   Additions                                                     (117,657)       (78,496)
   Cancellations                                                   17,739         11,769
   Collections                                                     42,400         35,205
   Proceeds from sale                                              18,835
 Funded leases:
   Additions                                                      (29,415)       (13,852)
   Cancellations                                                    4,435          2,077
   Collections                                                     11,307         11,429
                                                               -----------     ----------
                          Net cash used                           (62,242)       (31,966)

Financing activities
 Proceeds from bank borrowings                                                    33,000
 Payments on bank borrowings                                      (35,000)
 Proceeds from issuance of medium term notes                       98,000
 Contributed capital                                                               2,500
                                                               -----------     ----------
                          Net cash provided                        63,000         35,500
                                                               -----------     ----------
Decrease in amounts due to Alco                                     5,150          5,742
Due (to) from Alco at beginning of period                         (11,419)           552
                                                               -----------     ----------
Due (to) from Alco at end of period                           $    (6,269)    $    6,294
                                                               ===========     ==========

See notes to financial statements.

                          Alco Capital Resource, Inc.
                         Notes to Financial Statements
                               December 31, 1994


Note 1:  Medium Term Note Program
         ------------------------

     Effective July 1994, the Company began offering to the public from time to time medium term notes having an aggregate initial offering price not exceeding $500 million or the equivalent thereof in foreign currency. These notes are offered at varying maturities of nine months or more from their dates of issue and may be subject to redemption at the option of the Company or repayment at the option of the holder, in whole or in part, prior to the maturity date in conjunction with meeting specified provisions. Interest rates are determined based on market conditions at the time of issuance. As of December 31, 1994, $203 million of medium term notes were outstanding with a weighted average interest rate of 7.4%.

Note 2:  Asset Securitization
         --------------------

     Under an asset securitization agreement entered into in September, 1994 the Company sold an undivided ownership interest in $125 million of eligible direct financing lease receivables. The agreement, which expires in September 1995, was structured as a revolving securitization so that as collections reduce previously sold interests, new leases can be sold up to $125 million. During the first quarter of fiscal 1995, collections reduced previously sold interests by $18.8 million. The Company sold an additional $18.8 million in net eligible direct financing leases and recognized a $573,000 gain on the sale ($349,500, net of tax).

Note 3:  Supplemental Information to Statements of Cash Flows
         ----------------------------------------------------

     Interest paid for the three months ended December 31, 1994 and 1993 was $8.2 million and $7 million, respectively. Cash paid for income taxes was $247,000 and $101,000 for the three months ended December 31, 1994 and 1993, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations
         -------------------------

Pursuant to General Instruction H(2)(a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Three Months Ended December 31, 1994 Compared with the
                     Three Months Ended December 31, 1993
            -------------------------------------------------------

Comparative summarized results of operations for the three months ended December 31, 1994 and 1993 are set forth in the table below. This table also shows the increase in the dollar amounts of major revenue and expense items between periods, as well as the percentage increase.


(dollars in thousands)               Three Months
                                   Ended December 31       Increase
                                   -----------------       ---------
                                     1994       1993    Amount    Percent
                                     ----       ----    ------    -------
Revenues
  Lease finance income              $15,868    $13,668  $2,200       16.1%
  Rental income                         567                567
  Interest on Alco income tax
    deferral                          1,296        801     495       61.8
  Other income                          940        642     298       46.4
                                     ------     ------   -----
                                     18,671     15,111   3,560       23.6
Expenses
  Interest                            7,051      5,994   1,057       17.6
  General & administrative            5,286      4,344     942       21.7
                                     ------     ------   -----
                                     12,337     10,338   1,999       19.3

Gain on sale of lease receivables       573                573
                                     ------     ------   -----

Income before income taxes and
  cumulative effect of change
  in accounting principle             6,907      4,773   2,134       44.7
Income taxes                          2,694      1,861     833       44.8
                                     ------     ------   -----
Income before cumulative effect
  of change in accounting
  principle                           4,213      2,912   1,301       44.7
Cumulative effect of change
  in accounting for
  income taxes                                     140    (140)
                                     ------     ------   -----
Net income                          $ 4,213    $ 3,052  $1,161       38.0%
                                     ======     ======   =====

Revenues
- --------

Total revenues increased $3.6 million or 23.6% from the three month period ended December 31, 1993 to the three month period ended December 31, 1994. Approximately 62% of this increase in revenues was due to increased lease finance income resulting from additional leases in the portfolio, which continues to experience growth. During the twelve month period from December 1993 to December 1994, the portfolio grew at a 16.7% rate, net of lease receivables that were sold in asset securitization transactions. For the same period, the total portfolio, including securitized assets, grew by 41.5%.

At the start of the first quarter of fiscal year 1995, the Company began offering a new operating lease product to the Alco Office Products dealer network, whereby office equipment rented to customers could be funded through the Company. At the end of the first quarter, operating leases with equipment totalling $7.8 million in value, net of accumulated depreciation, were outstanding. This new product contributed rental income totalling $567,000 to total revenues during the first quarter of fiscal 1995. Management expects the use of operating leases to grow steadily over time.

For the first quarter of both fiscal 1995 and 1994, the Company charged Alco Standard interest at a rate of 6% on the benefit that Alco receives for income tax deferrals associated with the Company's leasing transactions. Due to an increase in the deferred tax base upon which these payments are calculated, interest earned on deferred taxes rose $495,000 or 61.8% when comparing the first quarter of fiscal 1994 to the first quarter of fiscal 1995. At December 31, 1993, the cumulative deferred tax base amounted to $59.6 million and grew to $84.3 million by December 31, 1994.

Other income, which consists primarily of late payment charges and various billing fees also increased because of the larger lease portfolio upon which these fees are based. Overall, fee income from these sources grew by $298,000 or 46.4%.

Expenses
- --------

Debt to fund the lease portfolio in the form of loans from major banks and the issuance of medium term notes in the public markets rose by 16.4%, from a total of $428 million outstanding at December 31, 1993 to $498 million at December 31, 1994. Interest expense grew by $1.1 million or 17.6% from the first quarter of fiscal 1994 to the first quarter of fiscal 1995, as a result of the increased borrowings and an increase in interest rates. At December 31, 1994, the debt to equity ratio, including amounts due to Alco Standard Corporation, was at 5.8:1.

Included in the general and administrative expense category is the dealer lease bonus program which represents special bonus subsidy payments to Alco Office Products companies based on their new lease volume. For the three months ended December 31, 1994, the lease bonus payments were 2% higher or $1,661,000, as compared to $1,624,000 for the three months ended December 31, 1993. At the start of fiscal 1995, the Company reduced the bonus subsidy payout to approximately two-thirds of the fiscal 1994 level, in the anticipation of higher borrowing costs to fund the portfolio.

Excluding the effect of the lease bonus program, remaining general and administrative expenses grew $905,000 or 33.3% when comparing the first quarter of fiscal 1994 to the first quarter of fiscal 1995. The increase in general and administrative expenses is indicative of the continued growth of the lease portfolio and the related rise in the portfolio servicing costs of the Company.

Gain on Sale of Lease Receivables
- ---------------------------------

     Under an asset securitization agreement entered into in September, 1994 the Company sold an undivided ownership interest in $125 million of eligible direct financing lease receivables. The agreement, which expires in September 1995, was structured as a revolving securitization so that as collections reduce previously sold interests, new leases can be sold up to $125 million. During the first quarter of fiscal 1995, collections reduced previously sold interests by $18.8 million. The Company sold an additional $18.8 million in net eligible direct financing leases and recognized a $573,000 gain on the sale ($349,500, net of tax).

Income Before Taxes
- -------------------

Income before taxes grew by $2.1 million or 44.7%, when comparing pre-tax earnings for the first quarters of fiscal 1995 and fiscal 1994. This increase in income before taxes was essentially the net effect of higher earnings on a larger lease portfolio, that was supplemented by strong growth in other income and a slower growth rate in general and administrative expenses than was experienced in fiscal 1994.

Taxes on Income
- ---------------

The $833,000 or 44.8% increase in income taxes from the three month period ended December 31, 1993 to the three month period ending December 31, 1994 is directly attributable to the higher income before income taxes in the first quarter of fiscal 1995 as compared to the first quarter of fiscal 1994. The effective tax rate was 39% for each period.

                          PART II.  OTHER INFORMATION
                          ---------------------------



  Item 6.  Exhibits and Reports on Form 8-K
  -----------------------------------------

      (a) The following Exhibits are furnished pursuant to
          Item 601 of Regulation S-K:

          Exhibit No. (27) Financial Data Schedule

                             BASIS OF PRESENTATION
                             ---------------------


The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended September 30, 1994.



Date    February 14, 1995                   /s/Robert M. Kearns II
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


                                            ALCO CAPITAL RESOURCE, INC.



Date    February 14, 1995                   /s/Robert M. Kearns II
     ---------------------                  -----------------------------------
                                            Robert M. Kearns II
                                            Vice President
                                            (Chief Accounting Officer)

                               Index to Exhibits
                               -----------------



Exhibit Number
- --------------

     (27)       Financial Data Schedule