Form 10-Q
period 1995-03-31
ALCO CAPITAL RESOURCE INC
filed 1995-05-04
CIK 922255

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   Form 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995 or [ ] Transition
                                           --------------
report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 to for the transition period from __________ to __________


Commission file number   0-20405
                       ---------------------------------------------------------

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

Yes  X  No ___
    ---

* Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ___ No ___

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1995.

Common Stock, $.01 par value per share               1,000  shares
Registered Debt Outstanding as of March 31, 1995     $308 million

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is, therefore, filing with the reduced disclosure format contemplated thereby.

                                     INDEX


                          ALCO CAPITAL RESOURCE, INC.


PART I.  FINANCIAL INFORMATION
- ------------------------------


      Item 1. Financial Statements (Unaudited)

              Balance Sheets--March 31, 1995 and
              September 30, 1994

              Statements of Income--Three months ended
              March 31, 1995 and March 31, 1994; Six months ended March 31, 1995 and March 31, 1994

              Statements of Cash Flows--Six months ended
              March 31, 1995 and March 31, 1994

              Notes to Financial Statements--March 31, 1995


      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations



PART II.  OTHER INFORMATION
- ---------------------------


      Item 6. Exhibits and Reports on Form 8-K


SIGNATURES
- ----------

                        PART I . FINANCIAL INFORMATION
                        ------------------------------


ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)
- ----------------------------------------

                          ALCO CAPITAL RESOURCE, INC.
                                BALANCE SHEETS
                                (IN THOUSANDS)

                                                           MARCH 31,      SEPTEMBER 30,
ASSETS                                                       1995            1994
                                                        --------------   -------------
Investments in leases:
   Direct financing leases                                   $646,691        $508,365
   Less: Unearned income                                     (100,511)        (76,689)
                                                        --------------   -------------
                                                              546,180         431,676
   Funded leases, net                                         133,706         103,797
                                                        --------------   -------------
                                                              679,886         535,473

Accounts receivable                                            20,293          17,700
Due from Alco Standard Corporation                              2,190
Prepaid expenses and other assets                               6,061           5,037
Leased equipment-operating rentals at cost
   less accumulated depreciation of:
   3/95 - $ 1,568                                              12,767
Property and equipment at cost, less
   accumulated depreciation of:
   3/95 - $ 1,595; 9/94 -$1,939                                 4,618           3,418

                                                        --------------   -------------
Total assets                                                 $725,815        $561,628
                                                        ==============   =============

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
   Accounts payable and accrued expenses                       $8,547          $6,438
   Accrued interest                                             8,541           5,342
   Due to Alco Standard Corporation                                            11,419
   Income taxes payable                                                           353
   Notes payable to Banks                                     280,000         330,000
   Medium Term Notes                                          308,000         105,000
   Deferred income taxes                                       22,049          20,048
                                                        --------------   -------------
Total liabilities                                             627,137         478,600

Shareholder's equity:
   Common Stock - $.01 par value, 1,000 shares
     authorized, issued, and outstanding
   Contributed capital                                         60,415          53,415
   Retained earnings                                           38,263          29,613
                                                        --------------   -------------
Total Shareholder's equity                                     98,678          83,028
                                                        --------------   -------------
Total liabilities and shareholder's equity                   $725,815        $561,628
                                                        ==============   =============

See notes to financial statements.

                          ALCO CAPITAL RESOURCE, INC.
                             STATEMENTS OF INCOME
                                (IN THOUSANDS)




                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                         MARCH 31                 MARCH 31
                                                    ------------------       ------------------
                                                       1995     1994            1995     1994
                                                    --------- --------       --------- --------
REVENUES:
  Lease finance income                               $17,247  $14,580         $33,115  $28,248
  Rental income                                        1,267                    1,834
  Interest on Alco income tax deferrals                1,500      849           2,796    1,650
  Other income                                         1,195      766           2,135    1,408
                                                    --------- --------       --------- --------
                                                      21,209   16,195          39,880   31,306

EXPENSES:
  Interest                                             8,149    6,213          15,200   12,207
  General and administrative                           6,549    4,763          11,835    9,107
                                                    --------- --------       --------- --------
                                                      14,698   10,976          27,035   21,314

GAIN ON SALE OF LEASE RECEIVABLES                        609                    1,182
                                                    --------- --------       --------- --------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE             7,120    5,219          14,027    9,992
PROVISION FOR INCOME TAXES                             2,683    2,009           5,377    3,870
                                                    --------- --------       --------- --------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                              4,437    3,210           8,650    6,122
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  FOR INCOME TAXES                                                                         140
                                                    --------- --------       --------- --------
NET INCOME                                            $4,437   $3,210          $8,650   $6,262
                                                    ========= ========       ========= ========


See notes to financial statements.

                          ALCO CAPITAL RESOURCE, INC.
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                        SIX  MONTHS ENDED
                                                                             MARCH 31
                                                                 ------------------------------
                                                                    1995                1994
                                                                 ----------          ----------
OPERATING ACTIVITIES:
Net income                                                           $8,650              $6,262
Adjustments to reconcile net income to net
   cash provided by operating activities
      Depreciation and amortization                                   1,849                 171
      Cumulative effect of change in accounting
      principle                                                                            (140)
      Provision for deferred taxes                                    2,001               3,173
      Gain on sale of Lease Receivables                              (1,182)
      Changes in operating assets and liabilities:
        Accounts receivable                                          (2,593)             (2,071)
        Income taxes                                                   (353)
        Prepaid expenses and other assets                               158              (1,747)
        Accounts payable and accrued expenses                         2,109               2,166
        Accrued interest                                              3,199                 240
                                                                  ----------          ----------
                           Net cash provided                         13,838               8,054
                                                                  ----------          ----------
INVESTING ACTIVITIES:
Purchases of equipment for rental, net                              (14,335)
Purchases of property and equipment                                  (1,595)               (711)
Disposal of equipment                                                   114
Direct financing leases:
   Additions                                                       (271,502)           (179,632)
   Cancellations                                                     43,256              27,108
   Collections                                                       81,437              84,873
   Proceeds from sale                                                38,335
Funded leases:
   Additions                                                        (66,464)            (21,794)
   Cancellations                                                     10,589               4,784
   Collections                                                       19,936              12,997
                                                                  ----------          ----------
                           Net cash used                           (160,229)            (72,375)
                                                                  ----------          ----------
FINANCING ACTIVITIES:
Proceeds from bank borrowings                                                            48,000
Payments on bank borrowings                                         (50,000)            (12,000)
Proceeds from issuance of medium term notes                         203,000
Contributed capital                                                   7,000               3,900
                                                                  ----------          ----------
                           Net cash provided                        160,000              39,900
                                                                  ----------          ----------
DECREASE(INCREASE) IN AMOUNTS DUE TO ALCO                            13,609             (24,421)
DUE (TO) FROM ALCO AT BEGINNING OF PERIOD                           (11,419)                552
                                                                  ----------          ----------
DUE FROM (TO) ALCO AT END OF PERIOD                                  $2,190            ($23,869)
                                                                  ==========          ==========

See notes to financial statements.

                          ALCO CAPITAL RESOURCE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1995


Note 1:  Basis of Presentation
         ---------------------

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

Note 2:  Medium Term Note Program
         ------------------------

     Effective July 1994, the Company began offering to the public from time to time medium term notes having an aggregate initial offering price not exceeding $500 million or the equivalent thereof in foreign currency. These notes are offered at varying maturities of nine months or more from their dates of issue and may be subject to redemption at the option of the Company or repayment at the option of the holder, in whole or in part, prior to the maturity date in conjunction with meeting specified provisions. Interest rates are determined based on market conditions at the time of issuance. As of March 31, 1995, $308 million of medium term notes were outstanding with a weighted average interest rate of 7.4%.

Note 3:  Asset Securitization
         --------------------

     Under an asset securitization agreement entered into in September 1994, the Company sold an undivided ownership interest in $125 million of eligible direct financing lease receivables. The agreement, which expires in September 1995, was structured as a revolving securitization so that as collections reduce previously sold interests, new leases can be sold up to $125 million. During the first six months of fiscal 1995, collections reduced previously sold interests by $38.3 million. The Company sold an additional $38.3 million in net eligible direct financing leases and recognized a $1,182,000 gain on the sale ($721,000, net of tax).

Note 4:  Supplemental Information to Statements of Cash Flows
         ----------------------------------------------------

     Interest paid was approximately $12,000,000 for the six months ended March 31, 1995 as well as the six months ended March 31, 1994. Cash paid for income taxes was $4,323,000 and $2,153,000 for the six months ended March 31, 1995 and 1994, respectively.

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

              Three Months Ended March 31, 1995 Compared with the
                       Three Months Ended March 31, 1994
              ---------------------------------------------------

Comparative summarized results of operations for the three months ended March 31, 1995 and 1994 are set forth in the table below. This table also shows the increase in the dollar amounts of major revenue and expense items between periods, as well as the percentage increase.

(dollars in thousands)                  Three Months
                                       Ended March 31            Increase
                                       --------------            --------
                                       1995      1994        Amount    Percent
                                       ----     -----        ------    -------
Revenues
  Lease finance income              $17,247   $14,580        $2,667      18.3%
  Rental income                       1,267                   1,267
  Interest on Alco income tax
    deferral                          1,500       849           651      76.7
  Other income                        1,195       766           429      56.0
                                     ------    ------         -----
                                     21,209    16,195         5,014      31.0
Expenses
  Interest                            8,149     6,213         1,936      31.2
  General and administrative          6,549     4,763         1,786      37.5
                                     ------    ------         -----
                                     14,698    10,976         3,722      33.9

Gain on sale of lease receivables       609                     609
                                     ------    ------         -----

Income before income taxes            7,120     5,219         1,901      36.4
Income taxes                          2,683     2,009           674      33.5
                                     ------    ------         -----
Net income                          $ 4,437   $ 3,210        $1,227      38.2%
                                     ======    ======         =====

Revenues
- --------

Total revenues increased $5 million or 31% from the three month period ended March 31, 1994 to the three month period ended March 31, 1995. Approximately 53% of this increase in revenues was due to increased lease finance income resulting from additional leases in the portfolio, which continues to experience growth. During the twelve month period from March 1994 to March 1995, the portfolio grew 25.1%, net of lease receivables that were sold in asset securitization transactions. For the same period, the total portfolio, including securitized assets, grew by 48%.

At the start of the first quarter of fiscal 1995, the Company began offering a new operating lease product to the Alco Office Products dealer network, whereby office equipment rented to customers could be funded through the Company. At the end of the first half of fiscal 1995, operating leases with equipment carried at $12.8 million, net of accumulated depreciation, were outstanding. This new product contributed rental income of $1,267,000 during the second quarter of fiscal 1995. Management expects the use of operating leases to grow steadily over time.

The Company continues to charge Alco interest on the benefit Alco receives for income tax deferrals associated with the Company's leasing transactions. For fiscal 1993 and 1994, Alco paid interest on the deferred tax balances at a rate of 6%. During the second quarter of fiscal 1995, Alco changed the method by which the interest rate on deferred taxes is calculated, so that the Company earns interest at a rate consistent with the Company's weighted average outside borrowing rate of interest. This change was made retroactively to the start of fiscal 1995 and resulted in an average interest rate of 6.4% for the first half of fiscal 1995. In addition, the deferred tax base upon which these payments are calculated increased from $62.4 million at March 31, 1994 to $90.5 million at March 31, 1995. Due to these increases in the interest rate and the deferred tax balances, interest income on the Alco income tax deferral rose $651,000 or 76.7% when comparing the three months ended March 31, 1994 to the three months ended March 31, 1995.

Other income, which consists primarily of late payment charges and various billing fees also increased because of the larger lease portfolio upon which these fees are based. Overall, other income from these sources grew by $429,000 or 56%, when comparing the second quarter of fiscal 1994 to the second quarter of fiscal 1995.

Expenses
- --------

Debt to fund the lease portfolio in the form of loans from major banks and the issuance of medium term notes in the public markets rose by 36.4%, from a total of $431 million outstanding at March 31, 1994 to $588 million at March 31, 1995. Interest expense grew by $1,936,000 or 31.2% from the second quarter of fiscal 1994 to the second quarter of fiscal 1995, as a result of the increased borrowings and an increase in interest rates. At March 31, 1995, the debt to equity ratio was less than the required 6:1.

Total general and administrative expenses grew $1.8 million or 37.5% when comparing the three months ended March 31, 1994 to the three months ended March 31, 1995. Included in the general and administrative expense category is the dealer lease bonus program which represents special bonus subsidy payments to Alco Office Products companies based on their new lease volume. For the three months ended March 31, 1995, the lease bonus payments were 25.8% higher or $2,486,000, as compared to $1,976,000 for the three months ended March 31, 1994. At the start of fiscal 1995, the Company reduced the bonus subsidy payout to approximately two-thirds of the fiscal 1994 level in anticipation of higher borrowing costs to fund the portfolio.

In addition, general and administrative expenses for the three months ended March 31, 1995 include $1,111,000 in depreciation expense on equipment funded as operating rentals. As previously mentioned, the Company began the funding of operating leases in October 1994; therefore, there is no comparable equipment depreciation expense included in general and administrative expenses for the second quarter of fiscal 1994.

Excluding the effect of the lease bonus program and depreciation expense on operating leases, remaining general and administrative expenses grew $165,000 or 5.9% when comparing the second quarter of fiscal 1994 to the second quarter of fiscal 1995. The increase in general and administrative expenses is indicative of the continued growth of the lease portfolio and the related rise in the portfolio servicing costs of the Company.

Gain on Sale of Lease Receivables
- ---------------------------------

     Under an asset securitization agreement entered into in September 1994, the Company sold an undivided ownership interest in $125 million of eligible direct financing lease receivables. The agreement, which expires in September 1995, was structured as a revolving securitization so that as collections reduce previously sold interests, new leases can be sold up to $125 million. During the second quarter of fiscal 1995, collections reduced previously sold interests by $19.5 million. The Company sold an additional $19.5 million in net eligible direct financing leases and recognized a $609,000 gain on the sale ($371,000, net of tax).

Income Before Taxes
- -------------------

Income before taxes grew by $1.9 million or 36.4%, when comparing pre-tax earnings for the second quarters of fiscal 1995 and fiscal 1994. This increase was essentially the net effect of higher earnings on a larger lease portfolio, supplemented by strong growth in other income and a slower growth rate in general and administrative expenses than was experienced in fiscal 1994.

Taxes on Income
- ---------------

The $674,000 or 33.5% increase in income taxes from the three month period ended March 31, 1994 to the three month period ended March 31, 1995 is directly attributable to the higher income before income taxes in the second quarter of fiscal 1995 as compared to the first quarter of fiscal 1994. The effective tax rate was 37.7% and 38.5% for the quarters ended March 31, 1995 and 1994, respectively.

               Six Months Ended March 31, 1995 Compared with the
                        Six Months Ended March 31, 1994
               -------------------------------------------------

Comparative summarized results of operations for the six months ended March 31, 1995 and 1994 are set forth in the table below. This table also shows the increase/decrease in the dollar amounts of major revenue and expense items between periods, as well as the percentage increase.

(dollars in thousands)                Six Months
                                    Ended March 31    Increase/(Decrease)
                                    --------------    -------------------
                                    1995      1994      Amount   Percent
                                    ----      ----      ------   -------
Revenues
  Lease finance income           $33,115   $28,248      $4,867     17.2%
  Rental income                    1,834                 1,834
  Interest on Alco income tax
    deferral                       2,796     1,650       1,146     69.5
  Other income                     2,135     1,408         727     51.6
                                  ------    ------       -----
                                  39,880    31,306       8,574     27.4
Expenses
  Interest                        15,200    12,207       2,993     24.5
  General and administrative      11,835     9,107       2,728     30.0
                                  ------    ------       -----
                                  27,035    21,314       5,721     26.8

Gain on sale of lease receivables  1,182                 1,182
                                  ------    ------       -----

Income before income taxes and
  cumulative effect of change
  in accounting principle         14,027     9,992       4,035     40.4
Income taxes                       5,377     3,870       1,507     38.9
                                  ------    ------       -----
Income before cumulative effect
  of change in accounting
  principle                        8,650     6,122       2,528     41.3
Cumulative effect of change
  in accounting for
  income taxes                                 140        (140)
                                  ------    ------      ------
Net income                       $ 8,650   $ 6,262      $2,388     38.1%
                                  ======    ======       =====

Revenues
- --------

Total revenues increased $8.6 million or 27.4% from the six month period ended March 31, 1994 to the six month period ended March 31, 1995. Approximately 57% of this increase in revenues was due to increased lease finance income resulting from additional leases in the portfolio, which continues to experience growth. During the twelve month period from March 1994 to March 1995, the portfolio grew 25.1%, net of lease receivables that were sold in asset securitization transactions. For the same period, the total portfolio, including securitized assets, grew by 48%.

At the start of fiscal 1995, the Company began offering a new operating lease product to the Alco Office Products dealer network, whereby office equipment rented to customers could be funded through the Company. At the end of the first half of fiscal 1995, operating leases with equipment carried at $12.8 million, net of accumulated depreciation, were outstanding. This new product contributed rental income of $1,834,000 during the first half of fiscal 1995. Management expects the use of operating leases to grow steadily over time.

The Company continues to charge Alco interest on the benefit Alco receives for income tax deferrals associated with the Company's leasing transactions. For fiscal 1993 and 1994, Alco paid interest on the deferred tax balances at a rate of 6%. During the second quarter of fiscal 1995, Alco changed the method by which the interest rate on deferred taxes is calculated, so that the Company earns interest at a rate consistent with the Company's weighted average outside borrowing rate of interest. This change was made retroactively to the start of fiscal 1995 and resulted in an average interest rate of 6.4% for the first half of fiscal 1995. In addition, the deferred tax base upon which these payments are calculated increased from $62.4 million at March 31, 1994 to $90.5 million at March 31, 1995. Due to these increases in the interest rate and the deferred tax balances, interest income on the Alco income tax deferral rose $1,146,000 or 69.5% when comparing the first half of fiscal 1994 to the first half of fiscal 1995.

Other income, which consists primarily of late payment charges and various billing fees also increased because of the larger portfolio size upon which these fees are based. Overall, other income from these sources grew by $727,000 or 51.6%.

Expenses
- --------

Debt to fund the lease portfolio in the form of loans from major banks and the issuance of medium term notes in the public markets rose by 36.4%, from a total of $431 million outstanding at March 31, 1994 to $588 million at March 31, 1995. Interest expense grew by $2,993,000 or 24.5% from the first half of fiscal 1994 to the first half of fiscal 1995, as a result of the increased borrowings and an increase in interest rates. At March 31, 1995, the debt to equity ratio was less than the required 6:1.

Total general and administrative expenses grew $2.7 million or 30% from the first half of fiscal 1994 as compared to the first half of fiscal 1995.
Included in the general and administrative expense category is the dealer lease bonus program which represents special bonus subsidy payments to Alco Office Products companies based on their new lease volume. For the first six months of fiscal 1995, the lease bonus payments were 15.2% higher or $4,147,000, as compared to $3,600,000 for the first six months of fiscal 1994. At the start of fiscal 1995, the Company reduced the bonus subsidy payout to approximately two-thirds of the fiscal 1994 level in anticipation of higher borrowing costs to fund the portfolio.

In addition, general and administrative expenses for the first half of fiscal 1995 include $1,568,000 in depreciation expense on equipment funded as operating rentals. As previously mentioned, the Company began the funding of operating leases in October 1994; therefore, there is no comparable equipment depreciation expense included in general and administrative expenses in the first half of fiscal 1994.

Excluding the effect of the lease bonus program and depreciation expense on operating leases, general and administrative expenses grew $613,000 or 11.1% when comparing the first half of fiscal 1994 to the first half of fiscal 1995. The increase in general and administrative expenses is indicative of the continued growth of the lease portfolio and the related rise in the portfolio servicing costs of the Company.

Gain on Sale of Lease Receivables
- ---------------------------------

Under an asset securitization agreement entered into in September 1994, the Company sold an undivided ownership interest in $125 million of eligible direct financing lease receivables. The agreement, which expires in September 1995, was structured as a revolving securitization so that as collections reduce previously sold interests, new leases can be sold up to $125 million. During the first half of fiscal 1995, collections reduced previously sold interests by $38.3 million. The Company sold an additional $38.3 million in net eligible direct financing leases and recognized a $1,182,000 gain on the sale ($721,000, net of tax).

Income Before Taxes
- -------------------

Income before taxes grew by $4 million or 40.4%, when comparing pre-tax earnings for the first six months of fiscal 1995 and fiscal 1994. This increase was essentially the net effect of higher earnings on a larger lease portfolio, supplemented by strong growth in other income and a slower growth rate in general and administrative expenses than was experienced in fiscal 1994.

Taxes on Income
- ---------------

The $1.5 million or 38.9% increase in income taxes from the six month period ended March 31, 1994 to the six month period ended March 31, 1995 is directly attributable to the higher income before income taxes in the first half of fiscal 1995 as compared to the first half of fiscal 1994. The effective tax rate was 38.3% and 38.7% for the six months ended March 31, 1995 and 1994, respectively.

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



Date   May 5, 1995                    /s/Robert M. Kearns II
     ---------------------            -----------------------------------
                                      Robert M. Kearns II
                                      Vice President
                                      (Chief Accounting Officer)

                               Index to Exhibits
                               -----------------



     Exhibit Number
     --------------

          (27)       Financial Data Schedule