Form 10-Q
period 1995-06-30
ALCO CAPITAL RESOURCE INC
filed 1995-08-10
CIK 922255

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   Form 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995 or [ ] Transition
                                           -------------
report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from          to
                               --------    --------

Commission file number   0-20405
                      ----------------------------------------------------------

                        ALCO CAPITAL RESOURCE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        23-2493042
-------------------------------                 --------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

                      1738 Bass Road, Macon, Georgia 31210
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                               (912) 471-2300
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                  NONE
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    -----    -----

* Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes       No
    -----    -----

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1995.

Common Stock, $.01 par value per share                       1,000 shares
Registered Debt Outstanding as of June 30, 1995              $472 million

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is, therefore, filing with the reduced disclosure format contemplated thereby.

                                     INDEX


                          ALCO CAPITAL RESOURCE, INC.


PART I.  FINANCIAL INFORMATION
------------------------------


   Item 1.     Financial Statements (Unaudited)

               Balance Sheets--June 30, 1995 and
               September 30, 1994

               Statements of Income--Three months ended
               June 30, 1995 and June 30, 1994; Nine months ended June 30, 1995 and June 30, 1994

               Statements of Cash Flows--Nine months ended
               June 30, 1995 and June 30, 1994

               Notes to Financial Statements--June 30, 1995


   Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations

PART II.  OTHER INFORMATION
---------------------------


   Item 6.     Exhibits and Reports on Form 8-K


SIGNATURES
----------

                        PART I. FINANCIAL INFORMATION


Item 1: Financial Statements (unaudited)


                          ALCO CAPITAL RESOURCE, INC.
                                BALANCE SHEETS
                                (in thousands)

                                                 June 30,         September 30,
                                                   1995               1994
                                               -------------      -------------
Assets

Investments in leases:
   Direct financing leases                          $743,655           $508,365
   Less: Unearned income                            (117,854)           (76,689)
                                               -------------      -------------
                                                     625,801            431,676
   Funded leases, net                                152,983            103,797
                                               -------------      -------------
                                                     778,784            535,473

Accounts receivable                                   21,808             17,700
Due from Alco Standard Corporation                     3,042
Prepaid expenses and other assets                      6,880              5,037
Leased equipment-operating rentals at cost
   less accumulated depreciation of:
   6/95 - $ 3,578.                                    18,792
Property and equipment at cost, less
   accumulated depreciation of:
    6/95 - $ 1,730; 9/94 -$1,939.                      4,566              3,418

                                               -------------      -------------
Total assets                                        $833,872           $561,628
                                               =============      =============
Liabilities and shareholder's equity

Liabilities:
   Accounts payable and accrued expenses              $9,146             $6,438
   Accrued interest                                    3,616              5,342
   Due to Alco Standard Corporation                                      11,419
   Income taxes payable                                                     353
   Notes payable to Banks                            210,000            330,000
   Medium Term Notes                                 472,000            105,000
   Deferred income taxes                              24,361             20,048
                                               -------------      -------------
Total liabilities                                    719,123            478,600

Shareholder's equity:
   Common Stock - $.01 par value, 1,000 shares
   authorized, issued, and outstanding
   Contributed capital                                71,415             53,415
   Retained earnings                                  43,334             29,613
                                               -------------      -------------
Total shareholder's equity                           114,749             83,028
                                               -------------      -------------
Total liabilities and shareholder's equity          $833,872           $561,628
                                               =============      =============

See notes to financial statements.

                          ALCO CAPITAL RESOURCE, INC.
                             STATEMENTS OF INCOME
                                (in thousands)

                                                  Three Months Ended                 Nine Months Ended
                                                        June 30                           June 30
                                              ---------------------------       ---------------------------
                                                 1995             1994             1995             1994
                                              ----------       ----------       ----------       ----------
Revenues:
    Lease finance income                        $19,666          $15,780          $52,781          $44,028
    Rental income                                 2,226                             4,060
    Interest on Alco income tax deferrals         1,602              960            4,398            2,610
    Other income                                  1,184              808            3,319            2,216
                                              ----------       ----------       ----------       ----------
                                                 24,678           17,548           64,558           48,854

Expenses:
    Interest                                      9,752            6,246           24,952           18,453
    General and administrative                    7,128            5,402           18,963           14,509
                                              ----------       ----------       ----------       ----------
                                                 16,880           11,648           43,915           32,962

Gain on sale of lease receivables                   579                             1,761
                                              ----------       ----------       ----------       ----------

Income before income taxes and cumulative
    effect of change in accounting principle      8,377            5,900           22,404           15,892
Provision for income taxes
    Current                                         994              419            4,556            1,116
    Deferred                                      2,312            1,909            4,127            5,082
                                              ----------       ----------       ----------       ----------
                                                  3,306            2,328            8,683            6,198
                                              ----------       ----------       ----------       ----------
Income before cumulative effect of change
    in accounting principle                       5,071            3,572           13,721            9,694
Cumulative effect of change in  accounting
    for income taxes                                                                                   140
                                              ----------       ----------       ----------       ----------
Net income                                       $5,071           $3,572          $13,721           $9,834
                                              ==========       ==========       ==========       ==========

See notes to financial statements.

                          ALCO CAPITAL RESOURCE, INC.
                           STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                 Nine  Months Ended
                                                                      June 30
                                                             --------------------------
                                                               1995              1994
                                                             --------          --------
Operating activities:
Net income                                                    $13,721            $9,834
Adjustments to reconcile net income to net
    cash provided by operating activities
        Depreciation and amortization                           3,993               276
        Cumulative effect of change in accounting
         principle                                                                 (140)
        Provision for deferred taxes                            4,313             5,082
        Gain on sale of Lease Receivables                      (1,761)
        Changes in operating assets and liabilities:
            Accounts receivable                                (4,108)           (3,784)
            Prepaid income taxes and other assets                (435)           (2,579)
            Accounts payable and accrued expenses               2,708             2,162
            Accrued interest                                   (1,726)           (1,455)
                                                             --------          --------
Net cash provided by operating activities                      16,705             9,396

Investing activities:
Purchases of equipment for rental                             (22,370)
Purchases of property and equipment                            (1,676)             (905)
Disposal of equipment                                             113
Direct financing leases:
    Additions                                                (463,814)         (306,235)
    Cancellations                                              71,820            46,008
    Collections                                               139,686           150,698
    Proceeds from sale of leases                               58,183
Funded leases:
    Additions                                                 (90,418)          (42,625)
    Cancellations                                              14,001             8,119
    Collections                                                27,231            22,780
                                                             --------          --------
Net cash used by investing activities                        (267,244)         (122,160)

Financing activities:
Proceeds from bank borrowings                                                   148,000
Payments on bank borrowings                                  (120,000)          (77,000)
Proceeds from issuance of medium term notes                   367,000
Contributed capital                                            18,000             8,300
                                                             --------          --------
Net cash provided by financing activities                     265,000            79,300
                                                             --------          --------

Decrease(increase) in amounts due to Alco                      14,461           (33,464)
Due (to) from Alco at beginning of period                     (11,419)              552
                                                             --------          --------
Due from (to) Alco at end of period                            $3,042          ($32,912)
                                                             ========          ========

See notes to financial statements.

                          Alco Capital Resource, Inc.
                         Notes to Financial Statements
                                 June 30, 1995



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

Note 2:  Medium Term Note Program
         ------------------------

  Effective July 1994, the Company began offering to the public from time to time medium term notes having an aggregate initial offering price not exceeding $500 million or the equivalent thereof in foreign currency. These notes are offered at varying maturities of nine months or more from their dates of issue and may be subject to redemption at the option of the Company or repayment at the option of the holder, in whole or in part, prior to the maturity date in conjunction with meeting specified provisions. Interest rates are determined based on market conditions at the time of issuance. As of June 30, 1995, $472 million of medium term notes were outstanding with a weighted average interest rate of 7.1%.

  Effective June 1995, the Company filed an additional medium term note registration in the aggregate initial offering price not exceeding $1 billion (plus $28 million remaining from the $500 million program). This additional note program was structured with virtually the same terms and conditions as the original $500 million medium term note program. Notes under the new registration were offered for sale starting in July 1995.

Note 3:  Asset Securitization
         --------------------

  Under an asset securitization agreement entered into in September 1994, the Company sold an undivided ownership interest in $125 million of eligible direct financing lease receivables. The agreement, which expires in September 1995 (but is expected to be renewed), was structured as a revolving securitization so that as collections reduce previously sold interests, new leases can be sold up to $125 million. During the first nine months of fiscal 1995, collections reduced previously sold interests by $58.2 million. The Company sold an additional $58.2 million of net eligible direct financing leases and recognized a $1,761,000 gain on the sale ($1,074,000, net of tax).

Note 4:  Supplemental Information to Statements of Cash Flows
         ----------------------------------------------------

  Interest paid for the nine months ended June 30, 1995 and 1994 was $26.7 million and $19.9 million, respectively. Income tax payments for the nine months ended June 30, 1995 and 1994 were $5.5 million and $2.7 million, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Pursuant to General Instruction H(2)(a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Three Months Ended June 30, 1995 Compared with the
                          Three Months Ended June 30, 1994
                          --------------------------------

Comparative summarized results of operations for the three months ended June 30, 1995 and 1994 are set forth in the table below. This table also shows the increase in the dollar amounts of major revenue and expense items between periods, as well as the related percentage increase.

(dollars in thousands)                      Three Months
                                           Ended June 30        Increase
                                          ----------------  ----------------
                                           1995     1994    Amount  Percent
                                          -------  -------  ------  --------
Revenues
  Lease finance income                    $19,666  $15,780  $3,886     24.6%
  Rental income                             2,226            2,226
  Interest on Alco income tax deferral      1,602      960     642     66.9
  Other income                              1,184      808     376     46.5
                                          -------  -------  ------
                                           24,678   17,548   7,130     40.6
Expenses
  Interest                                  9,752    6,246   3,506     56.1
  General and administrative                7,128    5,402   1,726     32.0
                                          -------  -------  ------
                                           16,880   11,648   5,232     44.9

Gain on sale of lease receivables             579              579
                                          -------  -------  ------

Income before income taxes                  8,377    5,900   2,477     42.0
Income taxes                                3,306    2,328     978     42.0
                                          -------  -------  ------
Net income                                $ 5,071  $ 3,572  $1,499     42.0%
                                          =======  =======  ======

Revenues
--------

     Total revenues increased $7.1 million or 40.6% when comparing the three month period ended June 30, 1994 to the three month period ended June 30, 1995. Approximately 54.5% or $3.9 million of this growth in revenues was a result of increased lease finance income due to growth in the portfolio of direct financing and funded leases. During the twelve month period from June 30, 1994 to June 30, 1995, the portfolio grew at a 31.3% rate, net of lease receivables that were sold in asset securitization transactions.

     At the start of fiscal year 1995, the Company began offering a new operating lease product to the Alco Office Products (AOP) dealer network, whereby office equipment placed on long term rental to customers could be funded through the Company. At the end of the third quarter of fiscal year 1995, operating leases with equipment totalling approximately $18.8 million in value were outstanding, net of accumulated depreciation on the equipment. This new product contributed $2.2 million in rental income to total revenues during the third quarter of fiscal 1995.

     The Company continues to charge Alco interest on the benefit Alco receives for income tax deferrals associated with the Company's leasing transactions. For fiscal 1993 and 1994, Alco paid interest on the deferred tax balances at a 6% rate of interest.

     During the second quarter of fiscal 1995, Alco changed the method by which the interest rate on deferred taxes is calculated, so that the Company earns interest at a rate consistent with the Company's weighted average outside borrowing rate of interest. This change was made retroactively back to the start of fiscal 1995 and resulted in an average interest rate of 6.6% for fiscal 1995 year-to-date. In addition, the deferred tax base upon which these payments are calculated increased from $67.8 million at June 30, 1994 to $102.4 million at June 30, 1995. Due to the combined effect of the increased interest rate and increased deferred tax balances, but primarily due to the increased deferred tax balances, interest income on deferred taxes rose $642,000 or 66.9% when comparing the three months ended June 30, 1994 to the three months ended June 30, 1995.

     Other income consists primarily of late payment charges and various billing fees. The structure of these fees has remained basically unchanged from fiscal 1994 to fiscal 1995. The growth in other income is primarily due to the increased size of the lease portfolio upon which these fees are based. Overall, fee income from these sources grew by $376,000 or 46.5%, when comparing the third quarter of fiscal 1994 to the third quarter of fiscal 1995.

Expenses
--------

     Debt to fund the lease portfolio in the form of loans from major banks and the issuance of medium term notes in the public markets rose by 46.4%, from a total of $466 million outstanding at June 30, 1994 to $682 million at June 30, 1995. As a result of increased borrowing to fund the portfolio and an increase in the Company's average cost of debt during fiscal 1995, interest expense grew by $3.5 million or 56.1% when comparing the results for the third quarter of fiscal 1994 to the third quarter of fiscal 1995. At June 30, 1995, the Company's debt to equity ratio, including intercompany amounts due from Alco, was at 5.9:1.

     During June 1995, the Company completed the filing of a new medium term note registration in the amount of $1 billion, designed to meet the Company's anticipated portfolio funding needs over the next eighteen to twenty-four months. This new note program was structured similar to the original $500 million medium term note program that the Company filed in June 1994 which was used to meet portfolio funding needs during the period July 1994 to June 1995. The new program allows for the issuance of medium term notes in the public markets with maturities ranging from nine months up to ten years, through four nationally recognized investment firms.

     Total general and administrative expenses grew by approximately $1.7 million or 32%, when comparing the third quarter of fiscal 1994 to the same period of fiscal 1995. However, the general and administrative expense total reported for the third quarter of fiscal 1995 includes depreciation expense on leased equipment of approximately $2 million. There is no comparable depreciation expense included in general and administrative expenses reported for the third quarter of fiscal 1994, due to the October 1994 start of the operating lease product.

     In addition, the general and administrative expense totals for both the third quarter 1994 and the third quarter 1995 include the lease bonus subsidy payments made to AOP dealers for qualifying new lease volume. At the start of the third quarter of fiscal 1995, bonus subsidy payments to dealers were reduced, due to the Company's increased borrowing costs. As a result, the lease bonus payments were $540,000 or 23.5% less in the third quarter of fiscal 1995 as compared to the third quarter of fiscal 1994.

     Excluding the effect of the addition of depreciation expense on operating leases and the reduction in lease bonus subsidy payments, remaining general and administrative expenses grew $256,000 or 8.2%, when comparing the third quarter of fiscal 1994 to the third quarter of fiscal 1995. There have been no significant changes in the portfolio servicing costs of the Company between fiscal 1994 and fiscal 1995. Accordingly, the 8.2% increase in general and administrative expenses between these two quarters is primarily due to the growth of the serviced lease portfolio.

Gain on Sale of Lease Receivables
---------------------------------

     Under an asset securitization program entered into in September 1994, the Company sold an undivided ownership interest in $125 million of eligible direct financing lease receivables. This agreement, which expires in September 1995 (but is expected to be renewed), was structured as a revolving securitization so that as collections reduce previously sold interests, new leases can be sold up to $125 million. During the three months ended June 30, 1995, collections reduced previously sold interests by $19.8 million. The Company sold an additional $19.8 million in net eligible direct financing leases and recognized a $579,000 gain on the sale ($353,000 net of tax).

Income Before Taxes
-------------------

     Income before taxes grew by approximately $2.5 million or 42.0%, when comparing pretax earnings for the third quarter of fiscal 1994 to fiscal 1995. This increase in income before taxes was essentially the net effect of higher finance income on a larger portfolio base, that was supplemented by strong growth in other income segments (including gain on sale of lease receivables) and a slower growth rate in general and administrative expenses than was experienced in fiscal 1994.

Taxes on Income
---------------

     The $978,000 or 42.0% increase in income taxes from the third quarter of fiscal 1994 to the third quarter of fiscal 1995 is directly attributable to higher income before taxes in the third quarter of fiscal 1995 as compared to the third quarter of fiscal 1994. Effective tax rates for the two periods remained unchanged at 39.5%.

               Nine Months Ended June 30, 1995 Compared with the
                         Nine Months Ended June 30, 1994
               -------------------------------------------------

Comparative summarized results of operations for the nine months ended June 30, 1995 and 1994 are set forth in the table below. This table also shows the increase/(decrease) in the dollar amounts of major revenue and expense items between periods, as well as the percentage increase.

(dollars in thousands)                      Nine Months
                                           Ended June 30    Increase/(Decrease)
                                          ----------------  --------------------
                                           1995     1994     Amount     Percent
                                          -------  -------  ---------  ---------
Revenues
  Lease finance income                    $52,781  $44,028   $ 8,753       19.9%
  Rental income                             4,060              4,060
  Interest on Alco income tax deferral      4,398    2,610     1,788       68.5
  Other income                              3,319    2,216     1,103       49.8
                                          -------  -------   -------
                                           64,558   48,854    15,704       32.1
Expenses
  Interest                                 24,952   18,453     6,499       35.2
  General and administrative               18,963   14,509     4,454       30.7
                                          -------  -------   -------
                                           43,915   32,962    10,953       33.2

Gain on sale of lease receivables           1,761              1,761
                                          -------  -------   -------

Income before income taxes and
  cumulative effect of change
  in accounting principle                  22,404   15,892     6,512       41.0
Income taxes                                8,683    6,198     2,485       40.1
                                          -------  -------   -------
Income before cumulative effect
  of change in accounting principle        13,721    9,694     4,027       41.5
Cumulative effect of change in
  accounting for income taxes                          140      (140)
                                          -------  -------   -------
Net income                                $13,721  $ 9,834   $ 3,887       39.5%
                                          =======  =======   =======

Revenues
--------

     Total revenues increased $15.7 million or 32.1% when comparing the nine month period ended June 30, 1994 to the nine month period ended June 30, 1995. Approximately 55.7% or $8.8 million of this increase in revenues was a result of increased lease finance income due to growth in the portfolio of direct financing and funded leases. During the twelve month period from June 30, 1994 to June 30, 1995, the portfolio grew at a 31.3% rate, net of lease receivables that were sold in asset securitization transactions.

     At the start of fiscal 1995, the Company began offering a new operating lease product to the AOP dealer network, whereby office equipment placed on long term rental to customers could be funded through the Company. At the end of the third quarter of fiscal year 1995, operating leases with equipment totalling approximately $18.8 million in value were outstanding, net of accumulated depreciation on the equipment. This new product contributed $4.1 million in rental income to total revenues during the first nine months of fiscal 1995.

     The Company continues to charge Alco interest on the benefit Alco receives for income tax deferrals associated with the Company's leasing transactions. For fiscal 1993 and 1994, Alco paid interest on the deferred tax balances at a 6% rate of interest.

     During the second quarter of fiscal 1995, Alco changed the method by which the interest rate on deferred taxes is calculated, so that the Company earns interest at a rate consistent with the Company's weighted average outside borrowing rate of interest. This change was made retroactively back to the start of fiscal 1995 and resulted in an average interest rate of 6.6% for the nine months of fiscal 1995. In addition, the deferred tax base upon which these payments are calculated increased from $67.8 million at June 30, 1994 to $102.4 million at June 30, 1995. Due to the combined effect of the increased interest rate and the increased deferred tax balances, but primarily due to increased deferred tax balances, interest income on deferred taxes rose $1.8 million or 68.5% when comparing the nine months ended June 30, 1994 to the nine months ended June 30, 1995.

     Other income consists primarily of late payment charges and various billing fees. The structure of these fees has remained basically unchanged from fiscal 1994 to fiscal 1995. The growth in other income from fees is primarily due to the increased size of the lease portfolio upon which these fees are based. Overall, fee income from these sources grew by $1.1 million or 49.8%, when comparing the first nine months of fiscal 1994 to the same period of fiscal 1995.

Expenses
--------

     Debt to fund the lease portfolio in the form of loans from major banks and the issuance of medium term notes in the public markets rose by 46.4%, from a total of $466 million outstanding at June 30, 1994 to $682 million at June 30, 1995. As a result of increased borrowing to fund the portfolio, interest expense grew by $6.5 million or 35.2% when comparing the first nine months of fiscal 1994 to the first nine months of fiscal 1995. At June 30, 1995, the Company's debt to equity ratio, including intercompany amounts due from Alco, was at 5.9:1.

     During June 1995, the Company completed the filing of a new medium term note registration in the amount of $1 billion, designed to meet the Company's anticipated portfolio funding needs over the next eighteen to twenty-four months. This new note program was structured similar to the original $500 million medium term note program that the Company filed in June 1994 which was used to meet portfolio funding needs during the period July 1994 to June 1995. The new program allows for the issuance of medium term notes in the public markets with maturities ranging from nine months up to ten years, through four nationally recognized investment firms.

     Total general and administrative expenses grew by approximately $4.5 million or 30.7%, when comparing the first nine months of fiscal 1994 to the same period of fiscal 1995. However, the general and administrative expense category for fiscal 1995 includes year-to-date depreciation expense on leased equipment totalling $3.6 million. There is no comparable depreciation expense included in general and administrative expenses for the first nine months of fiscal 1994, due to the October 1994 startup of the operating lease product.

     Excluding the effect of the addition of depreciation expense on operating leases, remaining general and administrative expenses grew $876,000 or 6.0%, when comparing the first nine months of fiscal 1994 to the first nine months of fiscal 1995. There have been no significant changes in the portfolio servicing costs of the Company between fiscal 1994 and fiscal 1995, therefore, the 6.0% increase in general and administrative expenses between these two periods is a direct result of the growth of the serviced lease portfolio.

Gain on Sale of Lease Receivables
---------------------------------

     Under an asset securitization agreement entered into in September 1994, the Company sold an undivided ownership interest in $125 million of eligible direct financing lease receivables. This agreement, which expires in September 1995 (but is expected to be renewed), was structured as a revolving securitization so that as collections reduce previously sold interests, new leases can be sold up to $125 million. During the nine months ended June 30, 1995, collections reduced previously sold interests by $58.2 million. The Company sold an additional $58.2 million in net eligible direct financing leases and recognized a $1.8 million gain on the sale ($1.1 million, net of tax).

Income Before Taxes
-------------------

     Income before taxes grew by $6.5 million or 41.0%, when comparing pretax earnings for the first nine months of fiscal 1994 to fiscal 1995. This increase in income before taxes was essentially the net effect of higher finance income on a larger portfolio base, that was supplemented by strong growth in other income segments (including gain on sale of lease receivables) and a slower growth rate in general and administrative expenses than was experienced in fiscal 1994.

Taxes on Income
---------------

     The $2.5 million or 40.1% increase in income taxes from the nine month period ended June 30, 1994 to the nine month period ended June 30, 1995 is directly attributable to higher income before taxes in the first nine months of fiscal 1995 as compared to the first nine months of fiscal 1994. The effective tax rate for the first nine months of fiscal year 1995 was 38.8% compared to 39.0% for the first nine months of 1994.

                          PART II.  OTHER INFORMATION
                          ---------------------------



Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

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


                                         ALCO CAPITAL RESOURCE, INC.



Date  August 10, 1995                    /s/Robert M. Kearns II
     ----------------                    ----------------------
                                         Robert M. Kearns II
                                         Vice President
                                         (Chief Accounting Officer)