Form 10-K
period 1995-09-30
ALCO CAPITAL RESOURCE INC
filed 1995-12-18
CIK 922255

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 18, 1995

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X]Annual report pursuant to section 13 or 15(d) of the Securities Exchange
   Act of 1934 [Fee Required] for the fiscal year ended September 30, 1995

[_]Transition report pursuant to section 13 or 15(d) of the Securities
   Exchange Act of 1934 [No Fee Required] for the transition period from _ to _

                        COMMISSION FILE NUMBER 0-20405

                               ----------------

                          ALCO CAPITAL RESOURCE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

               DELAWARE                              23-2493042
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

    1738 BASS ROAD, MACON, GEORGIA                     31210
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)



                                (912) 471-2300
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

  Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $.01 PER SHARE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The number of shares of common stock, par value $.01 per share, outstanding as of December 15, 1995 was 1,000, all of which were indirectly owned by Alco Standard Corporation.

  Registered debt outstanding as of December 15, 1995 was $722,000,000.

  Documents incorporated by reference:

                                     NONE

  The registrant meets the conditions set forth in General Instruction
(J)(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format contemplated thereby.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                        PAGE NO.
                                                                        --------
 ITEM 1.  BUSINESS...................................................       3
 ITEM 2.  PROPERTIES.................................................       9
 ITEM 3.  LEGAL PROCEEDINGS..........................................       9
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........       9

                                    PART II

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS........................................       9
 ITEM 6.  SELECTED FINANCIAL DATA....................................       9
 ITEM 7.  FINANCIAL INFORMATION......................................      10
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................      15
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE...................................      15

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS...........................      15
 ITEM 11. EXECUTIVE COMPENSATION.....................................      15
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.................................................      15
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............      16

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K...................................................      16

                                     PART I
ITEM 1. BUSINESS

GENERAL

  Alco Capital Resource, Inc. ("Alco Capital" or the "Company") was formed in 1987 to provide lease financing to customers of Alco Office Products ("AOP"), the office products segment of Alco Standard Corporation ("Alco"). The Company's offices are located at 1738 Bass Road, Macon, Georgia, 31210 (telephone number 912-471-2300). The Company is a wholly-owned indirect subsidiary of Alco.

  Alco is a public company headquartered in Valley Forge, Pennsylvania with two business segments--AOP and Unisource. AOP is the largest independent copier distribution network in North America and the United Kingdom, with locations in 48 states, six Canadian provinces and in Europe. AOP also provides equipment services and supplies and specialized document copying services. Unisource is North America's largest marketer and distributor of paper and imaging products and supply systems, which includes disposable paper and plastic products, packaging systems and maintenance supplies. Unisource has facilities in every major metropolitan market in the United States, every province of Canada and in Mexico. Alco's fiscal 1995 revenues were $9.9 billion, of which $2.9 billion were generated by AOP.

  The Company is engaged in the business of arranging lease financing exclusively for office equipment marketed by AOP's wholly-owned office equipment dealers ("AOP dealers"), which sell and service copier equipment and facsimile machines. The ability to offer lease financing on this equipment through Alco Capital is considered a competitive marketing advantage which more closely ties AOP to its customer base. During the 1995 fiscal year, 56% of new equipment sold by AOP dealers was financed through the Company. The Company and AOP will seek to increase this percentage in the future, as leasing enhances the overall profit margin on equipment and is considered an important customer retention strategy.

  The equipment financed by the Company consists of copiers, facsimile machines, and related accessories and peripheral equipment, the majority of which are produced by major office equipment manufacturers including Canon, Oce, Ricoh, and Sharp. Currently 79% of the equipment financed by the Company represents copiers, 15% fax machines, and 6% other equipment. Although equipment models vary, AOP is increasingly focusing its marketing efforts on the sale of higher segment equipment, such as copiers which produce 50 or more impressions per minute.

  The Company provides AOP dealers with standard lease rates for use in customer quotes. However, AOP dealers may charge the customer more or less than Alco Capital's standard rates, and the AOP dealer would absorb any difference resulting from any such variances from Alco Capital's standard rates.

  The Company's customer base (which consists of the end users of the equipment) is widely dispersed, with the ten largest customers representing less than 2% of the Company's total lease portfolio. The typical new lease financed by the Company averages $13,900 in amount and 43 months in duration. Although 96% of the leases are scheduled for regular monthly payments, customers are also offered quarterly, semi-annual, and other customized payment terms. In connection with its leasing activities, the Company performs billing, collection, property and sales tax filings, and provides quotes on equipment upgrades and lease-end notification. The Company also provides certain financial reporting services to the AOP dealers, such as a monthly report of dealer increases in leasing activity and related statistics.

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

  Funded leases represented approximately 21% of the Company's leases as of September 30, 1995. The AOP dealers have assigned to the Company, with full recourse, their rights under the funded leases including the right to receive lease and rental payments as well as a security interest in the related equipment.

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

 Tax Leases

  Tax leases represented 94% of the Company's total lease portfolio as of September 30, 1995. The Company or the AOP dealer is considered to be the owner of the equipment for tax purposes during the life of these leases and receives the tax benefit associated with equipment depreciation. Tax leases are structured with a fair market value purchase option. Generally, the customer may return the equipment, continue to rent the equipment or purchase the equipment for its fair market value at the end of the lease.

  Each tax lease has a stated equipment residual value generally ranging from 0% to 10%. As of September 30, 1995, the average equipment residual value for all leases in the Company's portfolio was 4.6%. Upon early termination of the lease or at the normal end of the lease term, the Company charges the AOP dealer for the stated residual position, if any, and the equipment is returned to the AOP dealer. Any gain or loss on the equipment's residual value is realized by the AOP dealer.

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

 Leased Equipment

  The Company also offers from time to time financing of the cost of office equipment that the AOP dealers maintain in inventory for short-term rental to customers. This category of leased equipment also includes equipment currently rented to customers where the rental agreements are considered to be cancelable by the customer, based on the terms and conditions of the rental contracts in effect. Under operating guidelines in effect, any equipment not physically on rental to customers for a period exceeding 120 continuous days must be repurchased by the AOP dealers at its current book value.

RELATIONSHIP WITH ALCO STANDARD CORPORATION

  The Company, as the captive finance subsidiary of Alco, derives its customer base from the business sourced by its affiliates within Alco (the AOP dealers). There are several agreements and programs between the Company and Alco, which are described below.

 Support Agreements

  The Company and Alco are parties to an agreement (the "1994 Support Agreement"), dated as of June 1, 1994. The Company's agreements with noteholders and other lenders entered into after June 1, 1994 generally include covenants that it will not amend the 1994 Support Agreement except under certain circumstances. (See "1994 Support Agreement", below).

  The Company and Alco are also parties to a Maintenance Agreement dated August 15, 1991 and an Operating Agreement dated August 15, 1991 (the "1991 Maintenance and Operating Agreements"), which are further described below. The Company has generally agreed with its lenders pursuant to loan agreements entered into before June 1, 1994 that it will not amend the 1991 Maintenance and Operating Agreements without each such lender's consent. Such loan agreements will mature over the next several years, with the latest maturity occurring in August 1998, at which time the Company and Alco intend to terminate the 1991 Maintenance and Operating Agreements.

  1. THE 1994 SUPPORT AGREEMENT

  The 1994 Support Agreement between the Company and Alco, which was effective as of June 1, 1994, provides that Alco will make a cash payment to the Company (or an investment in the form of equity or subordinated notes) as needed to comply with two requirements: i) that the Company will maintain a pre-tax interest coverage ratio (income before interest expense and taxes divided by interest expense) so that the Company's pre-tax income plus interest expense will not be less than 1.25 times interest expense, and ii) that the Company will maintain a minimum tangible net worth of $1.00. The 1994 Support Agreement further provides that Alco may not assign the 1994 Support Agreement unless:
(a) all the outstanding debt of the
Company is repaid or (b) both Moody's Investors Service and Standard & Poor's Ratings Group confirm in writing prior to the effectiveness of any such assignment that the Company's debt rating would not be downgraded as a result of such assignment.

  Unlike the 1991 Operating Agreement, which is further described on page 6, the 1994 Support Agreement does not contain a requirement that the AOP dealers repurchase all defaulted lease contracts. The 1994 Support Agreement does not include the repurchase requirement because the Company and Alco wish to preserve the flexibility, on a prospective basis, to allow the credit risk for defaulted contracts to remain with the Company. In such event, the credit decision and reserves for defaulted contracts would become the responsibility of the Company. If the Company were responsible for the credit risk and costs associated with defaulted contracts, the Company would reduce the lease bonus to AOP dealers or increase its current lease rates in order to offset these increased costs. Consequently, the Company believes that the impact of any future shift of the credit risk from the AOP dealers to the Company would not be material to the Company's future results of operations. The Company's (and Alco's) present intention, however, is to continue the repurchase arrangement with the AOP dealers as currently in effect.

  The Company has generally provided in loan and note agreements entered into after June 1, 1994 (and will provide in the loan and note agreements governing future debt) that the 1994 Support Agreement cannot be amended or terminated without the consent of noteholders or other lenders unless either i) all the outstanding debt of the Company is repaid, or ii) both Moody's Investor Services and Standard & Poor's Ratings Group confirm in writing prior to the effectiveness of any such amendment or termination that the Company's debt rating would not be downgraded as a result of such amendment or termination.

  2. THE 1991 MAINTENANCE AND OPERATING AGREEMENTS

  The 1991 Maintenance Agreement provides that Alco will make a cash payment to the Company (or an investment in the form of equity or subordinated notes) as needed in amounts sufficient to meet a specified minimum fixed charge coverage ratio and a maximum debt-to-equity ratio. Earnings before fixed charges (primarily interest) must be at least 1.3 times fixed charges. The Company has satisfied this requirement independently without requiring payment or an investment from Alco. The Company's debt-to-equity ratio is limited to 6 to 1 according to the terms of the Maintenance Agreement. The Company must also maintain minimum tangible net worth of not less than $1.00.

  Pursuant to the terms of the 1991 Maintenance Agreement, the Company received capital contributions from Alco of $29 million in 1995, $8.3 million in 1994 and $2.6 million in 1993.

  The 1991 Operating Agreement requires the AOP dealers to repurchase all defaulted lease contracts. A default is defined in the 1991 Operating Agreement as any receivable which is past due for 120 days or is otherwise reasonably declared uncollectible by the Company. The repurchase amount is identified as the net book value of a lease on the default date.

  The 1991 Maintenance and Operating Agreements provide for modification or amendment with both parties' consent and provide for cancellation by either party upon 90 days written notice. The Company has generally agreed with its lenders in loan agreements entered into prior to June 1, 1994, however, that it will not amend the 1991 Maintenance and Operating Agreements without each such lender's consent. Such loan agreements are scheduled to expire over the next several years, with the latest maturity occurring in August 1998, at which time the Company and Alco intend to terminate the 1991 Maintenance and Operating Agreements.

 Cash Management Program

  The Company participates in Alco's domestic Cash Management program. Under this program, the Company has an account with Alco through which cash in excess of current operating requirements is temporarily placed on deposit. Similarly, amounts are periodically borrowed from Alco. Interest is paid (or charged) by Alco on these amounts. The Company was in a net deposit condition with Alco during 1995 and earned interest income of approximately $1.5 million. The Company was a net borrower in 1994 and 1993 incurring net interest costs of $496,000 and $579,000, respectively under this program.

 Management Fee

  The Company is charged a management fee by Alco to cover certain corporate overhead expenses. These charges are included as general and administrative expenses in the Company's financial statements and amounted to $552,000 in 1995, $396,000 in 1994 and $360,000 in 1993.

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

 Interest on Income Tax Deferrals

  The Company provides substantial tax benefits to Alco through the use of the installment sales method on equipment financed through the Company. Taxes deferred by Alco due to this tax treatment totalled a cumulative amount of approximately $145 million at the end of fiscal 1995. Alco pays the Company interest on the portion of these tax deferrals (approximately $112 million at the end of fiscal 1995) which arise from tax deferrals on intercompany sales. In fiscal 1995 interest was earned by the Company at a rate consistent with the Company's weighted average outside borrowing rate of interest. Under this method, the Company earned interest at an average rate of 6.7% in 1995 totaling $5.9 million. In fiscal 1994 and 1993, interest was earned by the Company at a rate of 6% and totalled $3.8 million and $2.9 million, respectively.

 Lease Bonus Program

  The Company sponsors a lease bonus subsidy program which provides incentives to AOP dealers when AOP customers lease equipment from the Company. Payments under this program can be reduced or eliminated at any time by joint agreement of the Company and Alco. During fiscal 1995, 1994 and 1993 bonus payments were calculated on the basis of the AOP dealer's increase in the percentage of equipment sales leased through the Company, and totalled $7.3 million, $8.8 million and $5.9 million, respectively.

 Credit Policies and Loss Experience

  Each AOP dealer is responsible for developing and maintaining a formal credit policy that governs credit practices and procedures. In addition, the credit practices of the individual AOP dealers must be consistent with Alco's overall policies for leasing and credit approval.

  The Company presently has full recourse to the AOP dealer for any lease which becomes past due by 120 days or more. Excluding the effect of recoveries, the gross value of leases charged back to AOP dealers was $20.9 million in fiscal 1995, $14.4 million in fiscal 1994 and $13.3 million in fiscal 1993. For fiscal 1995, 1994 and 1993, the gross chargebacks represented 2.4%, 2.7% and 3.2%, respectively, of the average portfolio balances during the year.

  Reserves for credit losses are maintained by the AOP dealers and AOP. On a monthly basis, the Company reports the respective net investment value of the lease portfolio to each AOP dealer so the AOP dealer can properly accrue the credit loss reserve balance. In accordance with AOP policy, each AOP dealer must maintain aggregate reserves of at least 3% of the AOP dealer's total portfolio (including $125 million of net leases sold under an asset securitization agreement being serviced by the Company). Reserves maintained for fiscal 1995 and 1994, as a percentage of the leasing portfolio at fiscal year end, were 4.3% and 5.0%, respectively.

  Delinquencies remained at a consistent level for fiscal 1995 and 1994. During this two-year period, accounts classified as current (less than 30 days past due) ranged from 86% to 91% of the total portfolio balance on a monthly basis. The aging of the Company's lease portfolio receivables at September 30, 1995 (excluding $125 million of net lease receivables sold under an asset securitization agreement being serviced by the Company) was as follows:

                                                                  (DOLLARS IN
                                                                   MILLIONS)
Current........................................................ $  910.8   87.9%
Over 30 days...................................................     83.9    8.1%
Over 60 days...................................................     25.9    2.5%
Over 90 days...................................................     15.5    1.5%
                                                                --------  ------
                                                                $1,036.1  100.0%
                                                                          ======
Less:
  Unearned interest............................................   (164.7)
                                                                --------
                                                                $  871.4
                                                                ========

FUNDING

  Prior to July 1994, the majority of the Company's debt funding was through privately placed term notes with banks and an insurance company. The Company follows a policy of matching the maturities of borrowed funds to the average life of the leases being financed in order to minimize the impact of interest rate changes on its operations. All notes carry terms of one to three years and are either at fixed interest rates or have had the interest rate risk eliminated through interest rate swap contracts. (See Note 5 to the Company's Financial Statements on page F-8 hereof). Covenants in the note agreements entered into before July 1994 include a minimum fixed charge coverage requirement of 1.3 times fixed charges and a maximum debt-to-equity ratio of 6 to 1. Also, there is a covenant in each such note agreement which requires each lender's consent to any amendment to the 1991 Maintenance and Operating Agreements (see page 5 hereof for a description of the 1991 Maintenance and Operating Agreements). As of September 30, 1995, the amounts outstanding under these note agreements totalled $173 million.

  Prior to July 1994, the only other funding sources for the Company were capital contributions and advances received from Alco. As of September 30, 1995, the Company's total shareholder's equity was $129.9 million, of which $82.4 million consisted of contributed capital.

  Effective July 1, 1994, the Company commenced a medium term note program of $500 million which was fully subscribed as of July 1995. On June 30, 1995, the Company increased the amount available to be offered under this medium term notes program by $1 billion or the equivalent thereof in foreign currency. The program allows the Company to offer to the public from time to time medium term notes having an aggregate initial offering price not exceeding the total program amount. These notes are offered at varying maturities of nine months or more from their dates of issue and may be subject to redemption at the option of the Company or repayment at the option of the holder, in whole or in part, prior to the maturity date in conjunction with meeting specified provisions. Interest rates are determined based on market conditions at the time of issuance. As of September 30, 1995, $602 million of medium term notes were outstanding with a weighted average interest rate of 7.0%.

  In September 1994, the Company entered into an agreement to sell, under an asset securitization program, an undivided ownership interest in $125 million of eligible direct financing lease receivables. The agreement, which expires in September 1996, contains limited recourse provisions which require the Company to assign an additional undivided interest in leases to cover any potential losses to the purchaser due to uncollectible leases. As collections reduce previously sold interests, new leases can be sold up to $125 million. The weighted average interest rate on the agreement, which is partially fixed by three interest rate swap agreements totaling a principal/notional amount of $90 million is 7.0% at September 30, 1995. In fiscal year 1995, the Company sold $67 million in leases, replacing leases liquidated during the year and recognized a pretax gain of $1.2 million. Under the terms of the sales agreement, the Company will continue to service the lease portfolio sold.

EMPLOYEES

  At September 30, 1995, the Company had approximately 150 employees. Employee relations are considered to be excellent.

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

ITEM 2. PROPERTIES

  The Company's operations are located in Macon, Georgia and occupy approximately 37,000 square feet. The Company uses this facility for normal operating activities such as lease processing, customer service, billing and collections. Certain specialized services (such as legal, accounting, treasury, tax and audit services) are also performed for the Company at Alco's corporate headquarters located in Valley Forge, Pennsylvania. The Company's facilities are deemed adequate by management to conduct the Company's business.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

  All outstanding shares of the Company's common stock are currently owned by Alco Office Systems, Inc., a subsidiary of MDR Corporation, which is a subsidiary of Alco. Therefore, there is no market for the Company's common stock. No dividends were paid in fiscal 1995, however, the Company paid a dividend of $7 million to its parent in the fourth quarter of fiscal 1994. The Company and Alco will, from time to time, determine the appropriate capitalization for the Company, which will, in part, affect any future payment of dividends to Alco or capital contributions to the Company.

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

  FISCAL 1995 COMPARED WITH FISCAL 1994

  Comparative summarized results of operations for the fiscal years ended September 30, 1995 and 1994 are set forth in the table below. This table also shows the increase in the dollar amounts of major revenue and expense items between periods, as well as the related percentage change.

                                         FISCAL YEAR
                                     ENDED SEPTEMBER 30  INCREASE (DECREASE)
                                     ------------------- ----------------------
                                       1995      1994     AMOUNT      PERCENT
                                     --------- --------- ----------  ----------
                                             (DOLLARS IN THOUSANDS)
Revenues:
  Lease finance income..............   $76,528   $61,297    $15,231       24.8%
  Rental income.....................     7,029                7,029
  Interest on Alco income tax
   deferrals........................     5,933     3,753      2,180       58.1
  Other income......................     4,618     3,061      1,557       50.9
                                     --------- --------- ----------
                                        94,108    68,111     25,997       38.2
Expenses:
  Interest..........................    36,400    25,559     10,841       42.4
  General and administrative........    26,566    20,829      5,737       27.5
                                     --------- --------- ----------
                                        62,966    46,388     16,578       35.7
                                     --------- --------- ----------
Gain on sale of lease receivables...     1,194     3,702     (2,508)     (67.7)
                                     --------- --------- ----------
Income before income taxes and
 cumulative effect of change in
 accounting principle...............    32,336    25,425      6,911       27.2
Income taxes........................    14,476     9,794      4,682       47.8
                                     --------- --------- ----------
Income before cumulative effect of
 change in accounting principle.....    17,860    15,631      2,229       14.3
Cumulative effect of change in
 accounting for income taxes........                 140       (140)
                                     --------- --------- ----------
Net income..........................   $17,860   $15,771    $ 2,089       13.2
                                     ========= ========= ==========

 Revenues

  Total revenues increased $26 million or 38.2% in fiscal 1995 from fiscal 1994. Approximately 58.6% or $15.2 million of this increase in revenues was a result of increased lease finance income due to growth in the portfolio of direct financing and funded leases. During the twelve-month period from October 1, 1994 to September 30, 1995, the portfolio grew at a 62.7% rate, net of lease receivables that were sold in asset securitization transactions.

  Effective October 1, 1994, the Company began offering a new operating lease program to the AOP dealer network, whereby office equipment placed on rental with a customer, with cancellable terms, could be funded through the Company and rented back to the AOP dealer. In prior years, this equipment was funded by the respective AOP dealer instead of the Company. At September 30, 1995, equipment with a net book value of $25.2 million was leased under this program. This new funding program contributed $7 million in rental income during fiscal 1995.

  Effective October 1, 1995, management decided to revert back to the strategy for funding this equipment utilized in prior fiscal years where the majority of equipment, with the exception of large transactions generally exceeding $250,000 in amount, would once again be funded by the respective Alco dealer, instead of through the Company. Accordingly, management expects operating leases funded through the Company to be at a reduced level during fiscal 1996.

  During fiscal 1995, Alco changed the interest rate on deferred taxes, so that the Company earns interest at a rate consistent with the Company's weighted average outside borrowing rate of interest. This change resulted in an average interest rate of 6.7% for fiscal 1995 compared to 6% for fiscal 1994. In addition, the deferred tax base upon which interest payments are calculated increased 46.9% to $111.9 million at September 30, 1995 from $76.2 million at September 30, 1994. Due to the combined effect of the increased rate of interest and the increased deferred tax balances, interest income on deferred taxes rose $2.2 million or 58.1% when comparing fiscal 1995 to fiscal 1994.

  Other income consists primarily of late payment charges and various billing fees. The structure of these fees has remained basically unchanged in fiscal 1995 from fiscal 1994. The growth in other income from fees is primarily due to the increased size of the lease portfolio upon which these fees are based. Overall, fee income from these sources grew by $1.6 million or 50.9%, when comparing fiscal 1995 to fiscal 1994.

 Expenses

  Average borrowings to finance the lease portfolio in the form of loans from major banks and the issuance of medium term notes in the public markets grew by 30.4%, to average borrowings of $596 million during fiscal 1995, from average borrowings of $457 million during fiscal 1994. Due to the combined effect of increased borrowing to fund the portfolio and an increase in the Company's overall weighted average interest rate on all borrowings, interest expense grew by $10.8 million or 42.4%, when comparing fiscal 1995 to fiscal 1994. For comparative purposes, the Company's combined weighted average interest rate on all borrowings for fiscal 1995 was 6.7% as compared to 5.8% for fiscal 1994. At September 30, 1995, the Company's debt to equity ratio, including intercompany amounts due from Alco, was 5.8 to 1.

  During June 1995, the Company completed the filing of a new medium term note registration in the amount of $1 billion, designed to meet the Company's anticipated portfolio funding needs over the next eighteen to twenty-four months. This new note program was structured similar to the original $500 million medium term note program that was filed in June 1994, which was used to meet the Company's portfolio funding needs during the period from July 1994 to June 1995. The new program allows for the issuance of medium term notes in the public market with maturities of at least nine months, through four nationally recognized investment firms. At September 30, 1995, $602 million of medium term notes were outstanding under these two programs with a weighted average interest rate of 7.0%.

  Loans through major banks declined by $157 million to $173 million outstanding at September 30, 1995, from $330 million outstanding at September 30, 1994, at a weighted average rate of 5.6%.

  Total general and administrative expenses grew by $5.7 million or 27.5%, when comparing fiscal 1995 to fiscal 1994. However, the general and administrative expense category for fiscal 1995 includes depreciation expense on leased equipment totalling $5.9 million. There is no comparable depreciation expense included in general and administrative expenses for fiscal 1994. In addition, lease bonus subsidy payments to AOP dealers were approximately $1.5 million less in fiscal 1995 than in fiscal 1994, due to a reduction in the bonus subsidy percentage.

  Excluding the effects of the addition of approximately $5.9 million of depreciation expense on operating leases in fiscal 1995 and the reduction of approximately $1.5 million in lease bonus payments in fiscal 1995, remaining general and administrative expenses grew approximately $1.3 million, when comparing fiscal 1995 to fiscal 1994. There have been no significant changes in the portfolio servicing costs of the Company in fiscal 1995 from fiscal 1994; therefore, the increase in general and administrative expenses between these two fiscal years is a direct result of the growth of the lease service portfolio.

 Gain on Sale of Lease Receivables

  Under an asset securitization program entered into in September, 1994 the Company sold an undivided ownership interest in $125 million of eligible direct financing lease receivables. This agreement, which expires in September 1996, was structured as a revolving securitization so that as collections reduce previously sold interests, new leases can be sold up to $125 million. During fiscal 1995, collections reduced previously sold interests by approximately $66.7 million. The Company sold an additional $66.7 million in net eligible direct financing leases and recognized gains of $1.2 million.

 Income Before Taxes

  Income before taxes grew by $6.9 million or 27.2%, when comparing pretax earnings for fiscal 1995 to fiscal 1994. This increase in income before taxes was essentially the effect of higher earnings on a larger portfolio base, that was supplemented by strong growth in interest income on deferred taxes and in other income. In addition, income before taxes was positively effected by a slower growth rate in general and administrative expenses during fiscal 1995 than was experienced in fiscal 1994.

  At the end of fiscal 1994, the Company entered into its existing $125 million asset securitization program and recognized a pretax gain on sale of approximately $3.7 million during fiscal 1994. As mentioned above, securitization gains in fiscal 1995 were approximately $1.2 million on a pretax basis. Excluding the effect of the securitization gains from pretax income for both fiscal years 1995 and 1994, pretax income grew by 43.4% in fiscal 1995 from fiscal 1994.

 Taxes on Income

  Approximately $3.6 million of the increase in income taxes in fiscal 1995 from fiscal 1994 is directly attributable to the higher net income before taxes in fiscal 1995 as compared to fiscal 1994, while $1.1 million relates to a valuation allowance recorded in fiscal 1995 for certain state deferred tax items. During fiscal 1995, the Company's effective federal and state income tax rate was 44.8%, as compared to 38.5% (excluding the cumulative effect adjustment) in fiscal 1994. Excluding the valuation allowance adjustment, the fiscal 1995 effective tax rate was 42.8%.

  FISCAL 1994 COMPARED WITH FISCAL 1993

  Comparative summarized results of operation for the fiscal years ended September 30, 1994 and 1993 are set forth in the table below. This table also shows the increase in the dollar amounts of major revenue and expense items between periods, as well as the related percentage change.

                                                FISCAL YEAR
                                            ENDED SEPTEMBER 30     INCREASE
                                            ------------------- ---------------
                                              1994      1993    AMOUNT  PERCENT
                                            --------- --------- ------- -------
                                                  (DOLLARS IN THOUSANDS)
Revenues
  Lease finance income..................... $  61,297 $  46,880 $14,417  30.8%
  Interest on Alco income tax deferrals....     3,753     2,926     827  28.3
  Other income.............................     3,061     2,377     684  28.8
                                            --------- --------- -------
                                               68,111    52,183  15,928  30.5
Expenses
  Interest.................................    25,559    22,701   2,858  12.6
  General & administrative.................    20,829    13,928   6,901  49.5
                                            --------- --------- -------
                                               46,388    36,629   9,759  26.6
Gain on sale of lease receivables..........     3,702             3,702
                                            --------- --------- -------
Income before income taxes and cumulative
 effect of change in accounting principle..    25,425    15,554   9,871  63.5
Income taxes...............................     9,794     6,218   3,576  57.5
                                            --------- --------- -------
Income before cumulative effect of change
 in accounting principle...................    15,631     9,336   6,295  67.4
Cumulative effect of change in accounting
 for income taxes..........................       140               140
                                            --------- --------- -------
Net income................................. $  15,771 $   9,336 $ 6,435  68.9
                                            ========= ========= =======

 Revenues

  Total revenues increased $15.9 million or 30.5% in fiscal 1994 from fiscal 1993. This increase was primarily due to the improvement in lease finance income, reflecting the continued growth in the average lease portfolio of 32.8% in fiscal 1994 from fiscal 1993. This increase in the lease portfolio is a result of a 47% increase in lease fundings of which 43.9% was originated through existing AOP dealers while 3.1% was originated through AOP dealers recently acquired by Alco.

  The Company charged Alco interest at a 6% rate on the benefit Alco received for income tax deferrals associated with the Company's leasing transactions. Interest income on deferred taxes rose $827,000 or 28.3%, when comparing fiscal 1994 to fiscal 1993. This increase was due to an increased deferred income tax base upon which the interest payment is calculated.

  Other income, which consists primarily of late payment and billing fees, increased by $684,000 or 28.8%, due to the increased size of the lease portfolio upon which these fees are earned.

 Expenses

  Average borrowings to finance the lease portfolio grew by 32%, to $457 million during fiscal 1994 from $347 million during fiscal 1993. As a result, interest expense grew by $2.9 million or 12.6%.

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

  Excluding the effect of the lease bonus program, the remaining general and administrative expenses rose $4 million or 50% in fiscal 1994 from fiscal 1993. This expense growth continues to be indicative of the overall growth of the lease portfolio and its effects on the operations of the Company. Also reflected in general and administrative expenses are costs related to several initiatives, including facility expansion, a reengineering of the leasing computer software and the development of several new products such as cost per copy leasing, credit scoring, and automation of the lease input process. Such costs amounted to approximately $1.2 million for fiscal 1994 as compared to $200,000 for fiscal 1993.

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

 Gain on Sale of Lease Receivables

  Under an asset securitization program entered into in September 1994 the Company sold $125 million of eligible direct financing lease receivables and recognized a pretax gain of $3.7 million ($2.3 million, net of taxes) in the fourth quarter of fiscal 1994.

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

QUARTERLY DATA

  The following table shows comparative summarized quarterly results for fiscal 1995 and 1994.

                          FIRST     SECOND      THIRD     FOURTH
                         QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                         -------    -------    -------    -------    -------
                                     (IN THOUSANDS)
1995
Lease finance income.... $16,183(1) $17,614(1) $20,051(1) $22,680    $76,528
Interest expense........   7,051      8,149      9,752     11,448     36,400
Income before income
 taxes..................   6,907      7,120      8,377      9,932     32,336
Net income..............   4,213      4,437      5,071      4,139     17,860
1994
Lease finance income.... $13,668    $14,580    $15,780    $17,269    $61,297
Interest expense........   5,994      6,213      6,246      7,106     25,559
Income before income
 taxes..................   4,773      5,219      5,900      9,533(2)  25,425(2)
Net income..............   3,052      3,210      3,572      5,937(2)  15,771(2)

--------
(1) Amounts have been reclassified to conform with current presentation.
(2) Includes $3.7 million gain on sale of lease receivables ($2.3 million, net of tax).

  Any additional information required by this item has been omitted pursuant to General Instruction J(2)(a) of Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  The directors and executive officers of the Company are as follows:

  RICHARD P. MAIER, age 44, has been President of the Company since 1989. He joined Alco (the Company's parent) in 1981 as Controller of the Alco Automotive Group and was promoted to Division Controller of Alco Office Products (which includes all of the AOP dealers) in 1983. He served as Vice President of Acme Business Products (an AOP dealer) from 1984 to 1988 and became Vice President of Alco Capital in 1988.

  ROBERT M. KEARNS II, age 42, has been Vice President of the Company since 1993. He was also appointed Vice President--Finance of Alco Office Products in 1993. From 1983 through 1993, Mr. Kearns was Vice President--Finance of Copyrite, an AOP dealer located in Indianapolis, Indiana which was acquired by Alco in 1988.

  KURT E. DINKELACKER, age 42, was appointed the sole director of the Company and President of Alco Office Products in 1995. He has also served as an Executive Vice President of Alco since 1993. From 1993 to 1995, he was Chief Financial Officer of Alco, and was Executive Vice President--Finance of Alco Office Products from 1991 to 1993.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Financial Statements

                                                                           PAGE
                                                                           ----
   Report of Ernst & Young LLP, Independent Auditors...................... F-1
   Balance Sheets at September 30, 1995 and 1994.......................... F-2
   Statements of Income for Fiscal Years Ended September 30, 1995, 1994
    and 1993.............................................................. F-3
   Statements of Changes in Shareholder's Equity for the Fiscal Years
    Ended September 30, 1995, 1994 and 1993............................... F-4
   Statements of Cash Flows for Fiscal Years Ended September 30, 1995,
    1994 and 1993......................................................... F-5
   Notes to Financial Statements.......................................... F-6

  Financial Statements and Schedules other than those listed above are omitted because the required information is included in the financial statements or the notes thereto or because they are inapplicable.

  (b) Exhibits

  1   Distribution Agreement dated July 1, 1994, filed as Exhibit 1 to the
      Company's Form 10-Q for the fiscal quarter ended June 30, 1994 is incorporated herein by reference.
  3.1 Articles of Incorporation of the Company, filed on May 4, 1994 as Exhibit
      3.1 to the Company's Registration Statement on Form 10, are incorporated herein by reference.
  3.2 Bylaws of the Company, filed on May 4, 1994 as Exhibit 3.2 to the
      Company's Registration Statement on Form 10, are incorporated herein by reference.
  4.1 Form of Fixed Rate Note and Floating Rate Note with respect to the
      Company's Medium-Term Note Program, filed as Exhibit 4 to the Company's
      Form 10-Q for the fiscal quarter ended June 30, 1994, is incorporated herein by reference.
  4.2 Pursuant to Regulation S-K item 601 (b)(4)(iii), the Company agrees to furnish to the Commission, upon request, a copy of instruments defining the rights of holders of long-term debt of the Company.
 10.1 Federal Income Tax Allocation Agreement, filed on May 4, 1994 as Exhibit
      10.1 to the Company's Registration Statement on Form 10, is incorporated herein by reference.
 10.2 Maintenance Agreement, dated as of August 15, 1991, between the Company and Alco Standard Corporation, filed on May 4, 1994 as Exhibit 10.2 to the Company's Registration Statement on Form 10, is incorporated herein by reference.
 10.3 Operating Agreement, dated as of August 15, 1991, between the Company and
      Alco Standard Corporation, filed on May 4, 1994 as Exhibit 10.3 to the
      Company's Registration Statement on Form 10, is incorporated herein by reference.
 10.4 1994 Support Agreement, filed as Exhibit 10.4 to the Company's Form 10-
      12G/A dated June 29, 1994 is incorporated herein by reference.

 10.5 Receivables Transfer Agreement dated September 23, 1994, portions of which contain confidential material, filed as Exhibit 10.21 to Alco
      Standard Corporation's Form 10-K/A for the fiscal year ended September
      30, 1994, filed on March 17, 1995, is incorporated herein by reference.
 10.6 Indenture dated as of July 1, 1994 between the Company and Nations Bank,
      N.A., as Trustee, filed as Exhibit 4 to the Company's Registration
      Statement No. 33-53779 on Form S-3, is incorporated herein by reference.
 10.7 Indenture dated as of July 1, 1995 between the Company and Chemical Bank,
      N.A., as Trustee, filed as Exhibit 10.23 to Alco Standard Corporation's
      Form 10-K for the fiscal year ended September 30, 1995, is incorporated herein by reference.
 10.8 Distribution Agreement dated as of June 30, 1995 between the Company and various distribution agents, filed as Exhibit 10.21 to Alco Standard
      Corporation's 10-K for the fiscal year ended September 30, 1995, is incorporated herein by reference.
 12   Ratio of Earnings to Fixed Charges
 23   Auditors' Consent
 24   Powers of Attorney; certified resolution re: Powers of Attorney
 27   Financial Data Schedule

  (c) Reports on Form 8-K.

  None

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Alco Standard Corporation

  We have audited the accompanying balance sheets of Alco Capital Resource, Inc. (a wholly-owned subsidiary of Alco Standard Corporation) as of September 30, 1995 and 1994, and the related statements of income, changes in shareholder's equity, and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alco Capital Resource, Inc. at September 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

                                                  /s/ Ernst & Young LLP
                                          _____________________________________
                                                    Ernst & Young LLP

Philadelphia, Pennsylvania
October 17, 1995

                          ALCO CAPITAL RESOURCE, INC.

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  SEPTEMBER 30
                                                                ------------------
                                                                  1995      1994
                                                                --------  --------
                         ASSETS
Investments in leases (notes 3 and 4):
  Direct financing leases...................................... $824,876  $508,365
  Less: Unearned income........................................ (132,428)  (76,689)
                                                                --------  --------
                                                                 692,448   431,676
  Funded leases, net...........................................  178,948   103,797
                                                                --------  --------
                                                                 871,396   535,473
Accounts receivable............................................   26,647    17,700
Due from Alco Standard Corporation (note 3)....................   26,577
Prepaid expenses and other assets..............................    7,648     5,037
Leased equipment--Operating rentals at cost, less accumulated
 depreciation of $5,912........................................   25,247
Property and equipment at cost, less accumulated depreciation
 of: 1995--$1,869; 1994--$1,939 (note 2).......................    4,660     3,418
                                                                --------  --------
    Total assets............................................... $962,175  $561,628
                                                                ========  ========
             LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
  Accounts payable and accrued expenses........................ $ 10,840  $  6,438
  Accrued interest.............................................   12,549     5,342
  Due to Alco Standard Corporation (note 3)....................             11,419
  Income taxes payable.........................................                353
  Notes payable to Banks (note 5)..............................  173,000   330,000
  Medium Term Notes (note 5)...................................  602,000   105,000
  Deferred income taxes (note 7)...............................   33,898    20,048
                                                                --------  --------
    Total liabilities..........................................  832,287   478,600
Shareholder's equity:
  Common Stock--$.01 par value, 1,000 shares authorized,
   issued, and outstanding
  Contributed capital..........................................   82,415    53,415
  Retained earnings............................................   47,473    29,613
                                                                --------  --------
    Total shareholder's equity.................................  129,888    83,028
                                                                --------  --------
Total liabilities and shareholder's equity..................... $962,175  $561,628
                                                                ========  ========

                            See accompanying notes.

                          ALCO CAPITAL RESOURCE, INC.

                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                            FISCAL YEAR ENDED
                                                              SEPTEMBER 30
                                                         -----------------------
                                                          1995    1994    1993
                                                         ------- ------- -------
Revenues:
  Lease finance income (note 2)........................  $76,528 $61,297 $46,880
  Rental income........................................    7,029
  Interest on Alco income tax deferrals (note 3).......    5,933   3,753   2,926
  Other income.........................................    4,618   3,061   2,377
                                                         ------- ------- -------
                                                          94,108  68,111  52,183
Expenses:
  Interest (note 3)....................................   36,400  25,559  22,701
  General and administrative ..........................   26,566  20,829  13,928
                                                         ------- ------- -------
                                                          62,966  46,388  36,629
Gain on sale of lease receivables (note 4).............    1,194   3,702
                                                         ------- ------- -------
Income before income taxes and cumulative effect of
 change in accounting principle........................   32,336  25,425  15,554
Provision for income taxes (note 7):
  Current..............................................      812   3,642   1,118
  Deferred.............................................   13,664   6,152   5,100
                                                         ------- ------- -------
                                                          14,476   9,794   6,218
                                                         ------- ------- -------
Income before cumulative effect of change in accounting
 principle.............................................   17,860  15,631   9,336
Cumulative effect of change in accounting for income
 taxes (note 7)........................................              140
                                                         ------- ------- -------
    Net income.........................................  $17,860 $15,771 $ 9,336
                                                         ======= ======= =======


                            See accompanying notes.

                          ALCO CAPITAL RESOURCE, INC.

                 STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                 (IN THOUSANDS)

                                      COMMON CONTRIBUTED RETAINED
                                      STOCK    CAPITAL   EARNINGS   TOTAL
                                      ------ ----------- --------  --------
Balance at October 1, 1992...........  $       $42,500   $11,506   $ 54,006
Net income...........................                      9,336      9,336
Capital contribution from Alco.......            2,615                2,615
                                       ---     -------   -------   --------
Balance at September 30, 1993........           45,115    20,842     65,957
Net income...........................                     15,771     15,771
Capital contributions from Alco......            8,300                8,300
Dividend paid to Alco--$7.00 per
 share...............................                     (7,000)    (7,000)
                                       ---     -------   -------   --------
Balance at September 30, 1994........           53,415    29,613     83,028
Net income...........................                     17,860     17,860
Capital contributions from Alco......           29,000               29,000
                                       ---     -------   -------   --------
Balance at September 30, 1995........  $  *    $82,415   $47,473   $129,888
                                       ===     =======   =======   ========

--------
* Amount is less than one thousand dollars.


                            See accompanying notes.

                          ALCO CAPITAL RESOURCE, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                          FISCAL YEAR ENDED
                                             SEPTEMBER 30
                                      ----------------------------
                                        1995      1994      1993
                                      --------  --------  --------
Operating activities
Net income..........................  $ 17,860  $ 15,771  $  9,336
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation and amortization.....     6,470       368       383
  Cumulative effect of change in
   accounting principle.............                (140)
  Provision for deferred taxes......    13,850     6,152     5,100
  Gain on sale of lease receivables.    (1,194)   (3,702)
  Changes in operating assets and
   liabilities:
    Accounts receivable.............    (8,947)   (7,837)   (1,445)
    Prepaid expenses and other
     assets.........................    (1,770)     (873)   (3,068)
    Accounts payable and accrued
     expenses.......................     4,402     3,572       127
    Accrued interest................     7,207         5       684
                                      --------  --------  --------
Net cash provided by operating
 activities.........................    37,878    13,316    11,117
                                      --------  --------  --------
Investing activities
  Purchases of equipment for rental,
   net..............................   (31,159)
  Purchases of property and
   equipment, net...................    (1,800)   (3,109)     (102)
 Direct financing leases:
  Additions.........................  (622,855) (396,218) (289,289)
  Cancellations.....................   100,397    58,946    37,184
  Collections.......................   195,009   176,092   131,005
  Proceeds from sale................    66,677   125,000
 Funded leases:
  Additions.........................  (142,949)  (73,791)  (29,912)
  Cancellations.....................    23,042    10,978     9,296
  Collections.......................    44,756    35,515    33,187
                                      --------  --------  --------
Net cash used by investing
 activities.........................  (368,882)  (66,587) (108,631)
                                      --------  --------  --------
Financing activities
  Proceeds from bank borrowings.....    25,000   148,000   180,000
  Payments on bank borrowings.......  (182,000) (213,000)  (75,000)
  Proceeds from issuance of medium
   term notes.......................   497,000   105,000
  Contributed capital...............    29,000     8,300     2,615
  Dividends paid....................              (7,000)
                                      --------  --------  --------
Net cash provided by financing
 activities.........................   369,000    41,300   107,615
                                      --------  --------  --------
Increase (decrease) in amounts due
 from Alco..........................    37,996   (11,971)   10,101
Due (to) from Alco at beginning of
 period.............................   (11,419)      552    (9,549)
                                      --------  --------  --------
Due from (to) Alco at end of period.  $ 26,577  $(11,419) $    552
                                      ========  ========  ========

                            See accompanying notes.

                          ALCO CAPITAL RESOURCE, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. BUSINESS

  Alco Capital Resource, Inc. ("ACR" or the "Company"), an indirect wholly-owned subsidiary of Alco Standard Corporation ("Alco"), is engaged in the business of arranging lease financing exclusively for office equipment marketed by Alco Office Products ("AOP") dealers, which sell and service copier equipment and facsimile machines.

2. SIGNIFICANT ACCOUNTING POLICIES

 Revenue Recognition

  Unearned lease finance income is amortized into revenue using the effective interest method over the term of the lease agreements or non-cancellable rental contracts.

 Property and Equipment

  Property and equipment, including leased equipment, is carried on the basis of cost. Depreciation is principally computed using the straight-line method over the estimated useful lives of the assets.

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

 Reclassifications

  Certain prior year amounts have been reclassified to conform with the current year presentation.

3. AGREEMENTS BETWEEN ACR AND ALCO

 Cash Management Program

  The Company participates in Alco's domestic cash management program. Under this program, the Company has an account with Alco wherein cash temporarily in excess of current operating requirements earns interest at rates established by Alco. Similarly, amounts are periodically borrowed from Alco, with interest charged at market rates on borrowed funds. The Company was in a net deposit position with Alco during 1995 and earned interest income of $1,545,000 (included in interest expense). The Company was a net borrower during fiscal years 1994 and 1993 and incurred net interest costs of $496,000 and $579,000, respectively, under this program. The Company considers its account with Alco to represent its cash balance. Accordingly, the accompanying Statements of Cash Flows present the changes in the caption "Due from (to) Alco".

 Management Fee

  Included in general and administrative expenses are corporate overhead expenses charged by Alco of $552,000, $396,000 and $360,000 in fiscal years 1995, 1994 and 1993, respectively. These corporate charges represent management's estimate of costs incurred by Alco on behalf of ACR.

                          ALCO CAPITAL RESOURCE, INC.

 Interest on Alco Income Tax Deferrals

  The Company charges Alco interest on Alco's income tax deferrals associated with the Company's leasing transactions. Such charges were calculated at 6.7% in 1995 and 6% in 1994 and 1993.

 The 1991 Maintenance and Operating Agreements

  The Maintenance Agreement between the Company and Alco provides that Alco will pay fees and make capital contributions to the Company in amounts sufficient to meet the restrictive financial covenants included in the Company's loan agreements (Note 5).

  In the event of default of any lease on equipment purchased by the Company from AOP dealers, the Operating Agreement requires the AOP dealer to repurchase the equipment at the net investment value of the lease on the default date. Default is defined by the Operating Agreement as any receivable becoming 120 days past due or otherwise being reasonably declared uncollectible by the Company. At September 30, 1995, 1994 and 1993, all of the Company's accounts receivable and direct financing leases, including residual values, were subject to such repurchase terms. In view of the foregoing terms of the Operating Agreement, the Company has made no provision in the accompanying financial statements for uncollectible receivables.

 The 1994 Support Agreement

  The 1994 Support Agreement between the Company and Alco, which is effective as of June 1, 1994, provides that Alco will make a cash payment to the Company (or an investment in the form of equity or subordinated notes) as needed to comply with certain requirements. This agreement does not contain a requirement that the AOP dealers repurchase all defaulted lease contracts. In such event, the credit decision and reserves for defaulted contracts would become the responsibility of the Company. The present intent of the Company and Alco, however, is to continue the repurchase arrangement with the AOP dealers as currently in effect.

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

  At September 30, 1995, aggregate future minimum payments to be received, including guaranteed residual values, for each of the succeeding fiscal years under direct financing and funded leases are as follows (in thousands):

                                                             DIRECT
                                                            FINANCING   FUNDED
                                                             LEASES     LEASES
                                                            ---------  --------
        1996............................................... $ 301,319  $ 77,149
        1997...............................................   243,634    62,380
        1998...............................................   163,183    41,781
        1999...............................................    82,415    21,101
        2000...............................................    33,463     8,568
        2001...............................................       862       221
                                                            ---------  --------
                                                              824,876   211,200
        Less unearned interest.............................  (132,428)  (32,252)
                                                            ---------  --------
                                                            $ 692,448  $178,948
                                                            =========  ========

                          ALCO CAPITAL RESOURCE, INC.

  In September 1994, the Company entered into an agreement to sell, under an asset securitization program, an undivided ownership interest in $125,000,000 of eligible direct financing lease receivables. The agreement, which expires in September 1996, contains limited recourse provisions which require the Company to assign an additional undivided interest in leases to cover any potential losses to the purchaser due to uncollectible leases. As collections reduce previously sold interests, new leases can be sold up to $125,000,000. The weighted average interest rate on the agreement, which is partially fixed by three interest rate swap agreements totaling a principal/notional amount of $90,000,000 is 7.0% at September 30, 1995. In fiscal year 1995, the Company sold $67,000,000 in leases, replacing leases liquidated during the year and recognized a pretax gain of $1,194,000. A pretax gain of $3,702,000 was recognized in the fourth quarter of fiscal 1994 relating to the original sales transaction. Under the terms of the sales agreement, the Company will continue to service the lease portfolio.

5. NOTES PAYABLE TO BANKS AND MEDIUM TERM NOTES

  Notes payable at September 30, 1995 bear interest at rates ranging from 4.69% to 6.56% (4.01% to 7.06% at September 30, 1994) and mature on various dates through August 21, 1998. The weighted average interest rate for the notes outstanding at September 30, 1995 was 5.59% (5.76% at September 30, 1994).

  On June 30, 1995, the Company increased the amount available to be offered under its medium term notes program by $1,000,000,000 or the equivalent thereof in foreign currency. The medium term note program effective July 1, 1994 of $500,000,000 was fully subscribed as of July 1995. The program allows the Company to offer to the public from time to time medium term notes having an aggregate initial offering price not exceeding the total program amount. These notes are offered at varying maturities of nine months or more from their dates of issue and may be subject to redemption at the option of the Company or repayment at the option of the holder, in whole or in part, prior to the maturity date in conjunction with meeting specified provisions. Interest rates are determined based on market conditions at the time of issuance. As of September 30, 1995, $602,000,000 of medium term notes are outstanding with a weighted average interest rate of 7.0%.

  The Company follows a policy of matching the maturities of borrowed funds to the average life of the leases being financed in order to minimize the impact of interest rate changes on its operations. The Company has therefore entered into interest rate swap agreements to eliminate the impact of interest rate changes on its variable rate notes payable. The interest rate swap agreements effectively convert the variable rate notes into fixed rate obligations. During fiscal 1995, there were two variable rate notes outstanding and two related interest rate swap agreements on a principal/notional amount of $57,000,000. The weighted average interest rate on these variable rate notes and related interest rate swap agreements was 6.58% and 4.76%, respectively, during fiscal 1995. The Company's interest expense would have been higher in 1995 and lower in 1994 and 1993 if the Company had chosen not to fix the interest rates through the swap agreements. The underlying floating rate expense was higher than the fixed rate by $1,037,000 in fiscal 1995 and lower than the fixed rate by $1,575,000 in fiscal 1994 and $1,844,000 in 1993. The interest rate swap agreements mature at the time the related notes mature. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

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

                          ALCO CAPITAL RESOURCE, INC.

entered into after July 1, 1994, the Company agrees to maintain earnings before fixed charges of not less than 1.25 times fixed charges and a tangible net worth of not less than $1.

  Interest paid amounted to $29,193,000, $25,554,000 and $22,122,000 for the fiscal years ended September 30, 1995, 1994 and 1993, respectively.

  At September 30, 1995 and 1994, the fair value of the Company's notes payable to banks and medium term notes is estimated to be $782,029,000 and $425,792,000, respectively, using a discounted cash flow analysis. Fair values for the Company's interest rate swaps (off-balance sheet instruments) are estimated to be ($1,747,000) and $1,426,000 in fiscal 1995 and 1994, respectively, based on termination of the agreements.

  Future maturities of all notes payable and medium term notes outstanding at September 30, 1995 are as follows (in thousands):

      Fiscal 1996.....................................................  $170,000
        1997..........................................................   314,000
        1998..........................................................   176,000
        1999..........................................................    35,000
        2000..........................................................    80,000
                                                                        --------
                                                                        $775,000
                                                                        ========

6. LEASE COMMITMENTS

  Total rent expense under all operating leases aggregated $955,000 in 1995, $342,000 in 1994, and $319,000 in 1993. At September 30, 1995, future minimum payments under noncancellable operating leases with initial or remaining terms of more than one year were: 1996-$437,000; 1997-$437,000.

7. INCOME TAXES

  Taxable income of the Company is included in the consolidated federal income tax return of Alco and all estimated tax payments and refunds, if any, are made through Alco. The provision for income taxes was determined as if the Company was a separate taxpayer. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" effective October 1, 1993. The cummulative effect of adopting SFAS No. 109 was to increase net income by $140,000 in fiscal 1994. As permitted under SFAS No. 109, prior years' financial statements have not been restated.

  Provision for income taxes:

                 FISCAL YEAR ENDED SEPTEMBER 30 (IN THOUSANDS)

                                    1995             1994             1993
                              ---------------- ---------------- ----------------
                              CURRENT DEFERRED CURRENT DEFERRED CURRENT DEFERRED
                              ------- -------- ------- -------- ------- --------
   Federal...................  $554   $ 9,756  $3,019   $5,667  $  702   $4,527
   State.....................   258     3,908     623      485     416      573
                               ----   -------  ------   ------  ------   ------
   Income Taxes..............  $812   $13,664  $3,642   $6,152  $1,118   $5,100
                               ====   =======  ======   ======  ======   ======

                          ALCO CAPITAL RESOURCE, INC.

  The components of deferred income tax assets and liabilities were as follows:

                          SEPTEMBER 30 (IN THOUSANDS)

                                                               1995      1994
   Deferred tax assets:                                      --------  --------
     Nondeductible reserves................................. $    944  $    658
     Net operating loss and credit carryforwards............    1,141       955
                                                             --------  --------
       Total deferred tax assets............................    2,085     1,613
     Valuation allowance....................................    1,110
                                                             --------  --------
       Net deferred tax assets..............................      975     1,613
   Deferred tax liabilities:
     Depreciation...........................................     (163)
     Lease income recognition...............................  (34,710)  (21,661)
                                                             --------  --------
       Total deferred tax liabilities.......................  (34,873)  (21,661)
                                                             --------  --------
   Net deferred tax liabilities............................. $(33,898) $(20,048)
                                                             ========  ========

  Deferred taxes resulting from temporary differences between financial and tax accounting, which have not been restated for SFAS No. 109 as of September 30, 1993 were as follows (in thousands):


   Lease income recognition............................................. $5,190
   Other................................................................    (90)
                                                                         ------
   Deferred taxes....................................................... $5,100
                                                                         ======

  The components of the effective income tax rate were as follows:

                         FISCAL YEAR ENDED SEPTEMBER 30

                                                              1995  1994  1993
                                                              ----  ----  ----
   Taxes at Federal statutory rate........................... 35.0% 35.0% 34.8%
   State taxes, net of federal benefit.......................  8.4   4.4   3.9
   Increase in deferred tax liability due to increase in
    statutory rate...........................................  --    --    2.0
   Other.....................................................  1.4  (1.4) (0.7)
                                                              ----  ----  ----
   Effective income tax rate................................. 44.8% 38.0% 40.0%
                                                              ====  ====  ====

  The Company made net income tax payments of $1,862,000, $3,432,000 and $4,214,000 in fiscal years 1995, 1994 and 1993, respectively.

8. PENSION AND STOCK PURCHASE PLAN

  The Company participates in Alco's defined benefit pension plan covering the majority of its employees. The Company's policy is to fund pension costs as accrued. Pension expense recorded in 1995, 1994 and 1993 was $43,000, $33,600 and $12,000, respectively.

  The majority of the Company's employees were eligible to participate in Alco's Stock Participation Plan under which they were permitted to invest 2% to 6% of regular compensation before taxes. The Company contributed an amount equal to two-thirds of the employees' investments and all amounts were invested in Alco's common shares. Effective October 2, 1995, the Stock Participation Plan was replaced by a Retirement

                          ALCO CAPITAL RESOURCE, INC.

Savings Plan (RSP). The RSP will allow employees to invest 1% to 16% of regular compensation before taxes in six different investment funds. The Company will contribute an amount equal to two-thirds of the employees' investments, up to 6% of regular compensation, for a maximum company match of 4%. All Company contributions are invested in Alco's common shares. Employees vest in a percentage of the Company's contribution after two years of service, with full vesting at the completion of five years of service. In fiscal 1995, Alco charged the Company for costs related to a similar plan for eligible management employees. In prior years, this cost was paid by Alco. The Company's cost of the stock participation plans amounted to $195,000, $98,100 and $63,200 in 1995, 1994 and 1993, respectively.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995 TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         Alco Capital Resource, Inc.

Date: December 18, 1995

                                         By        /s/ Robert M. Kearns
                                           ------------------------------------
                                                      (ROBERT M. KEARNS)
                                                   VICE PRESIDENT--FINANCE

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS FORM 10-K HAS BEEN SIGNED BELOW ON DECEMBER 18, 1995 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

             SIGNATURES                                 TITLE
             ----------                                 -----

         *Richard P. Maier               President (Principal Executive
------------------------------------      Officer)
         (RICHARD P. MAIER)

        /s/ Robert M. Kearns             Vice President--Finance (Principal
------------------------------------      Financial Officer and Principal
         (ROBERT M. KEARNS)               Accounting Officer)

        *Kurt E. Dinkelacker             Director
------------------------------------
       (KURT E. DINKELACKER)

  *By his signature set forth below, Robert M. Kearns, pursuant to duly executed Powers of Attorney duly filed with the Securities and Exchange Commission, has signed this Form 10-K on behalf of the persons whose signatures are printed above, in the capacities set forth opposite their respective names.

        /s/ Robert M. Kearns                               December 18, 1995
------------------------------------
         (ROBERT M. KEARNS)

                          ALCO CAPITAL RESOURCE, INC.

                               INDEX TO EXHIBITS

 EXHIBIT NO.                            TITLE                              PAGE
 -----------                            -----                              ----
     1       Distribution Agreement dated July 1, 1994, filed as Exhibit
             1 to the Company's Form 10-Q for the fiscal quarter ended
             June 30, 1994 is incorporated herein by reference.
     3.1     Articles of Incorporation of the Company, filed on May 4,
             1994 as Exhibit 3.1 to the Company's Registration Statement
             on Form 10, are incorporated herein by reference.
     3.2     Bylaws of the Company, filed on May 4, 1994 as Exhibit 3.2 to the Company's Registration Statement on Form 10, are
             incorporated herein by reference.
     4.1     Form of Fixed Rate Note and Floating Rate Note with respect to the Company's Medium-Term Note Program, filed as Exhibit
             4 to the Company's Form 10-Q for the fiscal quarter ended
             June 30, 1994, is incorporated herein by reference.
     4.2     Pursuant to Regulation S-K item 601 (b)(4)(iii), the
             Company agrees to furnish to the Commission, upon request, a copy of instruments defining the rights of holders of
             long-term debt of the Company.
    10.1     Federal Income Tax Allocation Agreement, filed on May 4,
             1994 as Exhibit 10.1 to the Company's Registration
             Statement on Form 10, is incorporated herein by reference.
    10.2     Maintenance Agreement, dated as of August 15, 1991, between the Company and Alco Standard Corporation, filed on May 4,
             1994 as Exhibit 10.2 to the Company's Registration
             Statement on Form 10, is incorporated herein by reference.
    10.3     Operating Agreement, dated as of August 15, 1991, between
             the Company and Alco Standard Corporation, filed on May 4,
             1994 as Exhibit 10.3 to the Company's Registration
             Statement on Form 10, is incorporated herein by reference.
    10.4     1994 Support Agreement, filed as Exhibit 10.4 to the
             Company's Form 10-12G/A dated June 29, 1994 is incorporated herein by reference.
    10.5     Receivables Transfer Agreement dated September 23, 1994,
             portions of which contain confidential material, filed as
             Exhibit 10.21 to Alco Standard Corporation's Form 10-K/A
             for the fiscal year ended September 30, 1994, filed on
             March 17, 1995, is incorporated herein by reference.
    10.6     Indenture dated as of July 1, 1994 between the Company and
             Nations Bank, N.A., as Trustee, filed as Exhibit 4 to the
             Company's Registration Statement No. 33-53779 on Form S-3,
             is incorporated herein by reference.
    10.7     Indenture dated as of July 1, 1995 between the Company and
             Chemical Bank, N.A., as Trustee, filed as Exhibit 10.23 to
             Alco Standard Corporation's Form 10-K for the fiscal year
             ended September 30, 1995, is incorporated herein by
             reference.
    10.8     Distribution Agreement dated as of June 30, 1995 between
             the Company and various distribution agents, filed as
             Exhibit 10.21 to Alco Standard Corporation's 10-K for the
             fiscal year ended September 30, 1995, is incorporated
             herein by reference.
    12       Ratio of Earnings to Fixed Charges
    23       Auditors' Consent
    24       Powers of Attorney; certified resolution re: Powers of
             Attorney
    27       Financial Data Schedule