Form 10-Q
period 1995-12-31
ALCO CAPITAL RESOURCE INC
filed 1996-02-14
CIK 922255

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                   Form 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1995 or [ ] Transition
                                           -----------------
report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______to______

Commission file number    0-20405
                       ---------------------------------------------------------

                        ALCO CAPITAL RESOURCE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                            23-2493042
----------------------------------                ------------------------------
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

Yes   X   No ____
    -----

* Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes____No ____

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1996.

Common Stock, $.01 par value per share                          1,000 shares
Registered Debt Outstanding as of January 31, 1996              $722 million

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is, therefore, filing with the reduced disclosure format contemplated thereby.

                                     INDEX

                          ALCO CAPITAL RESOURCE, INC.



PART I.  FINANCIAL INFORMATION
------------------------------


   Item 1.     Financial Statements (Unaudited)

               Balance Sheets--December 31, 1995 and
               September 30, 1995

               Statements of Income--Three months ended
               December 31, 1995 and December 31, 1994

               Statements of Cash Flows--Three months ended
               December 31, 1995 and December 31, 1994

               Notes to Financial Statements--December 31, 1995


   Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations


PART II.  OTHER INFORMATION
---------------------------


   Item 6.     Exhibits and Reports on Form 8-K



SIGNATURES
----------

                          PART I.FINANCIAL STATEMENTS
                          ---------------------------

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------

                          ALCO CAPITAL RESOURCE, INC.
                                BALANCE SHEETS
                                (IN THOUSANDS)

                                                 DECEMBER 31,         SEPTEMBER 30,
                                                     1995                 1995
                                               ----------------     ------------------

ASSETS

Investments in leases:
   Direct financing leases                            $906,784               $824,876
   Less: Unearned income                              (145,800)              (132,428)
                                               ----------------      -----------------
                                                       760,984                692,448
   Funded leases, net                                  201,821                178,948
                                               ----------------      -----------------
                                                       962,805                871,396

Accounts receivable                                     33,020                 26,647
Due from Alco Standard Corporation                      13,370                 26,577
Prepaid expenses and other assets                        8,239                  7,648
Leased equipment-operating
   rentals at cost, less accumulated
     depreciation of: 12/95 - $8,907
       9/95 - $ 5,912                                   29,746                 25,247
Property and equipment at cost, less
   accumulated depreciation of:
     12/95 - $2,021 9/95 - $ 1,869                       4,532                  4,660

                                               ----------------      -----------------
TOTAL ASSETS                                        $1,051,712               $962,175
                                               ================      =================

LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
   Accounts payable and accrued expenses               $10,855                $10,840
   Accrued interest                                      4,194                 12,549
   Notes payable to Banks                              133,000                173,000
   Medium Term Notes                                   722,000                602,000
   Deferred income taxes                                38,619                 33,898
                                               ----------------      -----------------
TOTAL LIABILITIES                                      908,668                832,287

SHAREHOLDER'S EQUITY:
   Common Stock - $.01 par value, 1,000 shares
    authorized, issued, and outstanding
   Contributed capital                                  89,415                 82,415
   Retained earnings                                    53,629                 47,473
                                               ----------------      -----------------
TOTAL SHAREHOLDER'S EQUITY                             143,044                129,888
                                               ----------------      -----------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY          $1,051,712               $962,175
                                               ================      =================

See notes to financial statements.

                          ALCO CAPITAL RESOURCE, INC.
                             STATEMENTS OF INCOME
                                (IN THOUSANDS)



                                                                 THREE MONTHS ENDED
                                                                     DECEMBER 31
                                                              --------------------------
                                                                 1995           1994
                                                              ----------    ------------
REVENUES:
  Lease finance income                                          $25,360         $16,183
  Rental income                                                   3,231             567
  Interest on Alco income tax deferrals                           1,889           1,296
  Other income                                                    1,368             940
                                                              ----------    ------------
                                                                 31,848          18,986

EXPENSES:
  Interest                                                       13,417           7,051
  General and administrative                                      8,309           5,309
                                                              ----------    ------------

                                                                 21,726          12,360

GAIN ON SALE OF LEASE RECEIVABLES                                   312             281
                                                              ----------    ------------

INCOME BEFORE INCOME TAXES                                       10,434           6,907

PROVISION FOR INCOME TAXES                                        4,278           2,694
                                                              ----------    ------------

NET INCOME                                                      $ 6,156         $ 4,213
                                                              ==========    ============

See notes to financial statements.

                          ALCO CAPITAL RESOURCE, INC.
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                    DECEMBER 31
                                                            ---------------------------
                                                                 1995           1994
                                                            -------------   -----------
OPERATING ACTIVITIES:
Net income                                                        $6,156        $4,213
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities
      Depreciation and amortization                                3,148           606
      Provision for deferred taxes                                 4,721           490
      Gain on sale of lease receivables                             (312)         (281)
      Changes in operating assets and liabilities:
         Accounts receivable                                      (6,373)       (3,364)
         Prepaid expenses and other assets                          (279)        2,010
         Accounts payable and accrued expenses                        15           842
         Accrued interest                                         (8,355)         (124)
                                                            -------------   -----------
                       Net cash provided (used)                   (1,279)        4,392
                                                            -------------   -----------
INVESTING ACTIVITIES:
Purchases of equipment for rental, net                            (7,495)       (8,291)
Purchases of property and equipment                                  (24)       (1,595)
Direct financing leases:
   Additions                                                    (171,318)     (117,657)
   Cancellations                                                  30,177        17,739
   Collections                                                    59,451        44,326
   Proceeds from sale                                             13,154        16,909
Funded leases:
   Additions                                                     (47,968)      (29,415)
   Cancellations                                                   8,449         4,435
   Collections                                                    16,646        11,307
                                                            -------------   -----------
                       Net cash used                             (98,928)      (62,242)
                                                            -------------   -----------
FINANCING ACTIVITIES:
Payments on bank borrowings                                      (40,000)      (35,000)
Proceeds from issuance of medium term notes                      120,000        98,000
Contributed capital                                                7,000
                                                            -------------   -----------
                       Net cash provided                          87,000        63,000
                                                            -------------   -----------

DECREASE (INCREASE) IN AMOUNTS DUE TO ALCO                       (13,207)        5,150
DUE (TO) FROM ALCO AT BEGINNING OF PERIOD                         26,577       (11,419)
                                                            -------------   -----------
DUE FROM (TO) ALCO AT END OF PERIOD                              $13,370       ($6,269)
                                                            =============   ===========

See notes to financial statements.

                          ALCO CAPITAL RESOURCE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1995


Note 1:  Basis of Presentation
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended September 30, 1995. Certain prior year amounts have been reclassified to conform with the current year presentation.


Note 2:  Medium Term Note Program
         ------------------------

         During the three months ended December 31, 1995, Alco Capital issued an additional $120 million under its medium term note program. At December 31, 1995, $722 million of medium term notes were outstanding with a weighted average interest rate of 6.8%, leaving $778 million available under this program.


Note 3:  Asset Securitization
         --------------------

         Under its $125 million asset securitization agreement commenced in September 1994, Alco Capital sold $13 million in direct financing leases during the first quarter of fiscal 1996, replacing leases which had been liquidated during the quarter and recognized a pretax gain of $312,000. Under the terms of the sales agreement, the Company will continue to service the lease portfolio.

Item 2: Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Pursuant to General Instruction H(2) (a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations.

                 Three Months Ended December 31, 1995 Compared
                 ---------------------------------------------
                 with the Three Months Ended December 31, 1994
                 ---------------------------------------------

Comparative summarized results of operations for the three months ended December 31, 1995 and 1994 are set forth in the table below. This table also shows the increase in the dollar amounts of major revenue and expense items between periods, as well as the related percentage increase.

                                                           Three Months
(dollars in thousands)                                   Ended December 31             Increase
                                                         -----------------             ---------
                                                        1995          1994         Amount     Percent
                                                        ----          ----         ------     -------
Revenues:
     Lease finance income                             $25,360        $16,183       $9,177       56.7%
     Rental income                                      3,231            567        2,664
     Interest on Alco income tax deferrals              1,889          1,296          593       45.8%
     Other income                                       1,368            940          428       45.5%
                                                      -------       --------       ------
                                                       31,848         18,986       12,862       67.7%

Expenses:
     Interest                                          13,417          7,051        6,366       90.3%
     General and administrative                         8,309          5,309        3,000       56.5%
                                                      -------        -------       ------
                                                       21,726         12,360        9,366       75.8%

Gain on sale of lease receivables                         312            281           31       11.0%
                                                        -----        -------       ------

Income before taxes                                    10,434          6,907        3,527       51.1%
Provision for income taxes                              4,278          2,694        1,584       58.8%
                                                      -------        -------       ------
Net income                                            $ 6,156        $ 4,213       $1,943       46.1%
                                                      =======        =======       ======

Revenues
--------

Total revenues increased $12.9 million or 67.7% in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995. Approximately 71.3% or $9.2 million of this increase in revenues was a result of increased lease finance income due to growth in the portfolio of direct financing and funded leases. During the twelve month period from December 31, 1994 to December 31, 1995, the portfolio grew at a 63.8% rate, net of lease receivables that were sold in asset securitization transactions.

Effective October 1, 1994, the Company began offering a new operating lease program to the AOP dealer network, whereby office equipment placed on rental with a customer, with cancellable terms, could be funded through the Company and rented back to the AOP dealer. In prior years, this equipment was funded by the respective AOP dealer. At December 31, 1995, equipment with a net book value of $29.7 million was leased under this program, compared to $7.8 million at December 31, 1994, resulting in rental income of $3.2 million in the first quarter of fiscal 1996 compared to $567,000 in the first quarter of fiscal 1995.

Effective October 1, 1995, management decided to revert back to its previous strategy for funding this rental equipment. The majority of the equipment, with the exception of large transactions generally exceeding $250,000 in amount, will once again be funded by the respective AOP dealer, rather than the Company. Accordingly, management expects operating leases funded through the Company to be at a reduced level during fiscal 1996.

The Company continues to charge Alco interest on the benefit Alco receives for income tax deferrals associated with the Company's leasing transactions. By agreement with Alco, the Company earns interest on the deferred tax balances at a rate consistent with the Company's average cost of capital. Under this agreement, the Company earned interest at a 6.8% rate for the first quarter of fiscal 1996, compared to 6.0% during the first quarter of fiscal 1995. At December 31, 1995, the deferred tax base upon which these payments are calculated increased to $123.6 million, from $84.3 million at December 31, 1994. Due to the combined effect of the increased rate of interest and the increased deferred tax balances, interest on Alco income tax deferrals rose $593,000 or 45.8% when comparing the three months ended December 31, 1995 to the three months ended December 31, 1994.

Other income consists primarily of late payment charges and various billing fees. The structure of these fees has remained basically unchanged from fiscal 1995. The growth in other income from fees is primarily due to the increased size of the lease portfolio upon which these fees are based. Overall, fee income from these sources grew by $428,000 or 45.5%, when comparing the first quarter of fiscal 1996 to the same period of fiscal 1995.

Expenses
--------

Debt to fund the lease portfolio in the form of loans from major banks and the issuance of medium term notes in the public markets rose by 71.7%, to a total of $855 million outstanding at December 31, 1995, up from $498 million outstanding at December 31, 1994. Due to the combined effect of increased borrowing to fund the portfolio and an increase in the Company's overall weighted average interest rate on all borrowings, interest expense grew by $6.4 million or 90.3% when comparing the first three months of fiscal 1996 to the first three months of fiscal 1995. The Company's average cost of capital was 6.8% at December 31, 1995 as compared to 6.5% at December 31, 1994. At December 31, 1995, the Company's debt to equity ratio, including intercompany amounts due from Alco, was 5.9 to 1.

Total general and administrative expenses grew by approximately $3.0 million or 56.5%, when comparing the first three months of fiscal 1996 to the same period of fiscal 1995. However, depreciation expense on leased equipment increased to $3.0 million for the first three months of fiscal 1996, compared to $457,000 for the first three months of fiscal 1995. In addition, lease bonus subsidy payments to AOP dealers were $449,000 for the first quarter of fiscal 1996 compared to $1.7 million for the first quarter of fiscal 1995 due to the suspension of the program in October and November 1995. Management currently intends to continue the program for the remainder of the fiscal year at levels consistent with fiscal 1995.

Excluding the effects of the additional depreciation expense on operating leases and the reduction of dealer lease bonus payments in the first quarter of fiscal 1996, remaining general and administrative expenses grew $1.7 million or 52.4%, when comparing the first quarter of fiscal 1996 to the first quarter of fiscal 1995. This increase is a direct result of the growth of the serviced lease portfolio.

Gain on Sale of Lease Receivables
---------------------------------

Under an asset securitization program entered into in September 1994, the Company sold an undivided ownership interest in $125 million of eligible direct financing lease receivables. This agreement, which expires in September 1996, was structured as a revolving securitization so that as collections reduce previously sold interests, new leases can be sold up to $125 million. During the three months ended December 31, 1995, collections reduced previously sold interests by approximately $13.2 million. The Company sold an additional $13.2 million in net eligible direct financing leases during the quarter and recognized gains of $312,000.

Income Before Taxes
-------------------

Income before taxes grew by $3.5 million or 51.1%, when comparing the first quarters of fiscal 1996 and fiscal 1995. This increase resulted primarily from higher earnings on a larger lease portfolio base, partially offset by higher borrowing costs due to the increased debt to fund the portfolio and a slightly higher average cost of debt.

Taxes on Income
---------------

The $1.6 million or 58.8% increase in income taxes in the three month period ended December 31, 1995 compared to the three month period ended December 31, 1994 is directly attributable to the higher income before taxes in the first three months of fiscal 1996 as compared to the first three months of fiscal 1995. The effective tax rate was 41% for the first quarter of fiscal 1996 as compared to an effective tax rate of 39% for the first quarter of fiscal 1995.

                          PART II.  OTHER INFORMATION
                          ---------------------------



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   (a) The following Exhibits are furnished pursuant to Item 601 of Regulation S-K:

         Exhibit No. (27) Financial Data Schedule

         Exhibit No. (99) Additional Exhibits

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                         ALCO CAPITAL RESOURCE, INC.



Date   February 14, 1996                 /s/Robert M. Kearns II
      -------------------                ----------------------
                                         Robert M. Kearns II
                                         Vice President
                                         (Chief Accounting Officer)

                               Index to Exhibits
                               -----------------



Exhibit Number
--------------

     (27)       Financial Data Schedule

     (99)       Additional Exhibits