Form 10-Q
period 1996-03-31
ALCO CAPITAL RESOURCE INC
filed 1996-05-14
CIK 922255

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   Form 10-Q

(Mark One)*

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996 or [ ] Transition
                                           --------------
report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from      to
                               -----   ----
Commission file number      0-20405
                       ------------------------------------------------------

                              IKON CAPITAL, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                          23-2493042
- ---------------------------------                   ----------------------------
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

                         ALCO CAPITAL RESOURCE, INC.
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

Yes       No
    -----    -----

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1996.

Common Stock, $.01 par value per share                        1,000 shares
Registered Debt Outstanding as of April 30, 1996              $751,500,000

The registrant, an indirect wholly owned subsidiary of Alco Standard Corporation ("Alco"), meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing with the reduced disclosure format contemplated thereby.

                                     INDEX

                               IKON CAPITAL, INC.



PART I.  FINANCIAL INFORMATION
- ------------------------------


   Item 1.     Financial Statements (Unaudited)

               Balance Sheets--March 31, 1996 and
               September 30, 1995

               Statements of Income--Three months ended
               March 31, 1996 and March 31, 1995 and
               Six months ended March 31, 1996 and March 31, 1995

               Statements of Cash Flows--Six months ended
               March 31, 1996 and March 31, 1995

               Notes to Financial Statements--March 31, 1996


   Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations


PART II.  OTHER INFORMATION
- ---------------------------


   Item 6.     Exhibits and Reports on Form 8-K



SIGNATURES
- ----------

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1: Financial Statements
- ----------------------------

                              IKON CAPITAL, INC.
                                BALANCE SHEETS
                                (IN THOUSANDS)

                                                 March 31,        September 30,
                                                   1996               1995
                                               -------------      -------------
Assets

Investments in leases:
  Direct financing leases                      $   1,003,699      $     824,876
  Less: Unearned income                             (162,728)          (132,428)
                                               -------------      -------------
                                                     840,971            692,448
  Funded leases, net                                 284,204            178,948
                                               -------------      -------------
                                                   1,125,175            871,396

Accounts receivable                                   32,263             26,647
Due from Alco                                                            26,577
Prepaid expenses and other assets                      8,480              7,648
Leased equipment-operating rentals at cost
 less accumulated depreciation of:
 3/96 - $11,659  9/95 - $5,912                        28,163             25,247
Property and equipment at cost, less
 accumulated depreciation of:
 3/96 - $2,185  9/95 - $1,869                          5,387              4,660

                                               -------------      -------------
Total assets                                   $   1,199,468      $     962,175
                                               =============      =============

Liabilities and shareholder's equity

Liabilities:
  Accounts payable and accrued expenses        $      13,494      $      10,840
  Accrued interest                                    16,885             12,549
  Due to Alco                                         22,076
  Notes payable to Banks                             193,000            173,000
  Medium Term Notes                                  741,500            602,000
  Deferred income taxes                               52,706             33,898
                                               -------------      -------------
Total liabilities                                  1,039,661            832,287

Shareholder's equity:
  Common Stock - $.01 par value, 1,000 shares
  authorized, issued, and outstanding
  Contributed capital                                 99,415             82,415
  Retained earnings                                   60,392             47,473
                                               -------------      -------------
Total shareholder's equity                           159,807            129,888
                                               -------------      -------------
Total liabilities and shareholder's equity     $   1,199,468      $     962,175
                                               =============      =============

See notes to financial statements.

                              IKON CAPITAL, INC.
                             STATEMENTS OF INCOME

                                (in thousands)



                                                        Three Months Ended                Six Months Ended
                                                             March 31                          March 31
                                                      1996             1995             1996             1995
                                                   ----------       ----------       ----------       ----------
Revenues:
  Lease finance income                                $28,180          $17,614          $53,540          $33,797
  Rental income                                         3,346            1,267            6,577            1,834
  Interest on Alco income tax deferrals                 2,122            1,500            4,011            2,796
  Other income                                          1,721            1,195            3,089            2,135
                                                   ----------       ----------       ----------       ----------
                                                       35,369           21,576           67,217           40,562

Expenses:
  Interest                                            $13,696            8,149           27,113           15,200
  General and administrative                           10,487            6,599           18,796           11,908
                                                   ----------       ----------       ----------       ----------
                                                       24,183           14,748           45,909           27,108

Gain on sale of lease receivables                         277              292              589              573
                                                   ----------       ----------       ----------       ----------

Income before income taxes                             11,463            7,120           21,897           14,027

Provision for income taxes                              4,700            2,683            8,978            5,377
                                                   ----------       ----------       ----------       ----------

Net income                                             $6,763           $4,437          $12,919           $8,650
                                                   ==========       ==========       ==========       ==========

See notes to financial statements.

                              IKON CAPITAL, INC.
                           STATEMENTS OF CASH FLOWS
                                (in thousands)



                                                                 Six Months Ended
                                                                     March 31,
                                                              ---------------------
                                                                 1996       1995
                                                              ----------  ---------
Operating activities:
Net income                                                       $12,919     $8,650
Adjustments to reconcile net income to net
  cash provided by operating activities
    Depreciation and amortization                                  6,532      1,849
    Provision for deferred taxes                                  18,808      2,001
    Gain on sale of lease receivables                               (589)      (573)
    Changes in operating assets and liabilities:
      Accounts receivable                                         (5,616)    (2,593)
      Prepaid expenses and other assets                             (243)      (804)
      Accounts payable and accrued expenses                        2,654      2,109
      Accrued interest                                             4,336      3,199
                                                              ----------  ---------
                 Net cash provided                                38,801     13,838
                                                              ----------  ---------

Investing activities:
Purchases of leased equipment for operating rentals, net          (9,132)   (14,335)
Purchases of property and equipment, net of disposals             (1,043)    (1,481)
Direct financing leases:
   Additions                                                    (365,156)  (271,502)
   Cancellations                                                  60,577     43,256
   Collections                                                   129,602     86,186
   Proceeds from sale                                             26,454     33,586
Funded leases:
   Additions                                                    (163,217)   (66,464)
   Cancellations                                                  18,462     10,589
   Collections                                                    39,499     19,936
                                                              ----------  ---------
                 Net cash used                                  (263,954)  (160,229)
                                                              ----------  ---------

Financing activities:
Proceeds from bank borrowings                                     60,000
Payments on bank borrowings                                      (40,000)   (50,000)
Proceeds from issuance of medium term notes                      169,500    203,000
Payments on medium term notes                                    (30,000)
Contributed capital                                               17,000      7,000
                                                              ----------  ---------
                 Net cash provided                               176,500    160,000
                                                              ----------  ---------

(Increase) decrease in amounts due to Alco                       (48,653)    13,609
Due from (to) Alco at beginning of period                         26,577    (11,419)
                                                              ----------  ---------
Due (to) from Alco at end of period                             ($22,076)    $2,190
                                                              ==========  =========

See notes to financial statements.

                              IKON Capital, Inc.
                         Notes to Financial Statements
                                 March 31, 1996


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


Note 2:  Medium Term Note Program
         ------------------------

         During the six months ended March 31, 1996, IKON Capital issued an additional $169.5 million under its medium term note program. At March 31, 1996, $741.5 million of medium term notes remain outstanding with a weighted average interest rate of 6.7%, leaving $728.5 million available under this program.


Note 3:  Asset Securitization
         --------------------

         Under its $125 million asset securitization agreement commenced in September 1994, IKON Capital sold $26.5 million of direct financing leases during the first half of fiscal 1996, replacing leases which had been liquidated during the period and recognized a pretax gain of $589,000. Under the terms of the sales agreement, the Company continues to service the sold lease portfolio.

Item 2: Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ---------------------

Pursuant to General Instruction H(2) (a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  Three Months Ended March 31, 1996 Compared
                  ------------------------------------------
                  with the Three Months Ended March 31, 1995
                  ------------------------------------------

Comparative summarized results of operations for the three months ended March 31, 1996 and 1995 are set forth in the table below. This table also shows the increase in the dollar amounts of major revenue and expense items between periods, as well as the related percentage increase/decrease.





(dollars in thousands)                  Three Months
                                       Ended March 31        Increase (Decrease)
                                      ----------------       -------------------
                                       1996      1995         Amount    Percent
                                      ------    ------       --------  ---------
Revenues:
 Lease finance income                $28,180   $17,614        $10,566     60.0%
 Rental income                         3,346     1,267          2,079    164.1%
 Interest on Alco income
  tax deferrals                        2,122     1,500            622     41.5%
 Other income                          1,721     1,195            526     44.0%
                                     -------   -------        -------
                                      35,369    21,576         13,793     63.9%

Expenses:
 Interest                             13,696     8,149          5,547     68.1%
 General and administrative           10,487     6,599          3,888     58.9%
                                     -------   -------        -------
                                      24,183    14,748          9,435     64.0%

Gain on sale of lease
 receivables                             277       292            (15)    (5.1)%
                                     -------   -------        -------

Income before taxes                   11,463     7,120          4,343     61.0%
Provision for income taxes             4,700     2,683          2,017     75.2%
                                     -------   -------        -------
Net income                           $ 6,763   $ 4,437        $ 2,326     52.4%
                                     =======   =======        =======


Revenues
- --------

Total revenues increased $13.8 million or 63.9% in the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995. Approximately 76.6% or $10.6 million of this increase in revenues was a result of increased lease finance income due to continued growth in the portfolio of direct financing and funded leases. During the twelve month period from March 31, 1995 to March 31, 1996, the portfolio grew at a 65.5% rate, net of lease receivables that were sold in asset securitization transactions.

Effective October 1, 1994, the Company began offering a new operating lease program to the IKON dealer network, whereby office equipment placed on rental with a customer, with cancelable terms, could be funded through the Company and rented back to the IKON dealer. In prior years, this equipment was funded by the respective IKON dealer instead of the Company. At March 31, 1996, equipment with a net book value of $28.2 million was leased under this program, compared to $12.8 million at March 31, 1995, resulting in rental income of $3.3 million in the second quarter of fiscal 1996 compared to $1.3 million in the second quarter of fiscal 1995.

The Company continues to charge Alco interest on the benefit that Alco receives for income tax deferrals associated with the Company's leasing transactions. By agreement with Alco, the Company earns interest income on the deferred tax balances at a rate consistent with the Company's average cost of debt capital. Under this agreement, the Company earned interest at a 6.8% rate for the second quarter of fiscal 1996, compared to 6.4% for the second quarter of fiscal 1995. At March 31, 1996, the deferred tax base upon which these payments are calculated increased to $135.6 million, up from $90.5 million at March 31, 1995. Due to the combined effect of the increased rate of interest and the increased deferred tax balances, interest on Alco income tax deferrals rose $622,000 or 41.5% when comparing the three months ended March 31, 1996 to the three months ended March 31, 1995.

Other income consists primarily of late payment charges and various billing fees. The structure of these fees has remained basically unchanged from fiscal 1995. The growth in other income from fees is primarily due to the increased size of the lease portfolio upon which these fees are based. Overall, fee income from these sources grew by $526,000 or 44%, when comparing the second quarter of fiscal 1996 to the same period of fiscal 1995.

Expenses
- --------

Debt to fund the lease portfolio in the form of loans from major banks and the issuance of medium term notes in the public markets rose by 58.9%, to a total of $934.5 million outstanding at March 31, 1996, up from $588 million outstanding at March 31, 1995. Due to the combined effect of increased borrowing to fund the portfolio and an increase in the Company's overall weighted average interest rate on all borrowings, interest expense grew by $5.5 million or 68.1% when comparing the second quarter of fiscal 1996 to the second quarter of fiscal 1995. At March 31, 1996, the Company's debt to equity ratio, including intercompany amounts due to Alco, was 6.0 to 1.

Total general and administrative expenses grew by approximately $3.9 million or 58.9%, when comparing the second quarter of fiscal 1996 to the same period of fiscal 1995. However, the general and administrative category includes depreciation expense on leased equipment which was higher in the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995, due to growth in the balance of leased equipment. Depreciation expense was $3.2 million for the second quarter of fiscal 1996 and $1.1 million for the second quarter of fiscal 1995. In addition, lease bonus subsidy payments to IKON dealers were $2.1 million for the second quarter of fiscal 1996 compared to $2.5 million for the second quarter of fiscal 1995. This reduction in lease bonus payments reflects a change in the method of calculating the bonus subsidy in fiscal 1996.

Excluding the effects of the additional depreciation expense on operating leases and the reduction of dealer lease bonus payments in the second quarter of fiscal 1996, remaining general and administrative expenses grew $2.1 million or 71.4%, when comparing the second quarter of fiscal 1996 to the second quarter of fiscal 1995. This increase is a direct result of the growth of the serviced lease portfolio.


Gain on Sale of Lease Receivables
- ---------------------------------

Under an asset securitization program entered into in September 1994, the Company sold an undivided ownership interest in $125 million of eligible direct financing lease receivables. This agreement, which expires in March 1997, was structured as a revolving securitization so that as collections reduce previously sold interests, new leases can be sold up to $125 million. During the three months ended March 31, 1996, collections reduced previously sold interests by approximately $13.3 million. The Company sold an additional $13.3 million in net eligible direct financing leases during the quarter and recognized gains of $277,000.

Income Before Taxes
- -------------------

Income before taxes increased by $4.3 million or 61%, when comparing the second quarters of fiscal 1996 and fiscal 1995. This increase resulted primarily from higher earnings on a larger lease portfolio base, partially offset by higher borrowing costs due to the increased debt to fund the lease portfolio and a slightly higher average cost of debt in fiscal 1996 versus fiscal 1995.

Taxes on Income
- ---------------

The $2.0 million or 75.2% increase in income taxes in the three month period ended March 31, 1996 compared to the three month period ended March 31, 1995 is directly attributable to the higher income before taxes in the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995. The effective tax rate was 41% for the second quarter of fiscal 1996 as compared to an effective tax rate of 38% for the second quarter of fiscal 1995.


                   Six Months Ended March 31, 1996 Compared
                   -----------------------------------------
                   with the Six Months Ended March 31, 1995
                   ----------------------------------------

Comparative summarized results of operations for the six months ended March 31, 1996 and 1995 are set forth in the table below. This table also shows the increase in the dollar amounts of major revenue and expense items between periods, as well as the related percentage increase.


                                         Six  Months
(dollars in thousands)                  Ended March 31            Increase
                                        --------------            --------
                                       1996       1995        Amount    Percent
                                     --------   --------     --------  ---------
Revenues:
  Lease finance income                $53,540    $33,797      $19,743     58.4%
  Rental income                         6,577      1,834        4,743    258.6%
  Interest on Alco income tax
   deferrals                            4,011      2,796        1,215     43.5%
  Other income                          3,089      2,135          954     44.7%
                                      -------    -------      -------
                                       67,217     40,562       26,655     65.7%

Expenses:
  Interest                             27,113     15,200       11,913     78.4%
  General and administrative           18,796     11,908        6,888     57.8%
                                      -------    -------      -------
                                       45,909     27,108       18,801     69.4%

Gain on sale of lease receivables         589        573           16      2.8%
                                      -------    -------      -------

Income before taxes                    21,897     14,027        7,870     56.1%
Provision for income taxes              8,978      5,377        3,601     67.0%
                                      -------    -------      -------
Net income                            $12,919    $ 8,650      $ 4,269     49.4%
                                      =======    =======      =======


Revenues
- --------

Total revenues increased $26.7 million or 65.7% in the first six months of fiscal 1996 compared to the first six months of fiscal 1995. Approximately 74.1% or $19.7 million of this increase in revenues was a result of increased lease finance income due to continued growth in the portfolio of direct financing and funded leases. During the twelve month period from March 31, 1995 to March 31, 1996, the portfolio grew at a 65.5% rate, net of lease receivables that were sold in asset securitization transactions.

Effective October 1, 1994, the Company began offering a new operating lease program to the IKON dealer network, whereby office equipment placed on rental with a customer, with cancelable terms, could be funded through the Company and rented back to the IKON dealer. In prior years, this equipment was funded by the respective IKON dealer instead of the Company. At March 31, 1996, equipment with a net book value of $28.2 million was leased under this program, compared to $12.8 million at March 31, 1995, resulting in rental income of $6.6 million for the first half of fiscal 1996 as compared to $1.8 million for the first half of fiscal 1995.

The Company continues to charge Alco interest on the benefit that Alco receives for income tax deferrals associated with the Company's leasing transactions. By agreement with Alco, the Company earns interest income on the deferred tax balances at a rate consistent with the Company's average cost of capital. Under this agreement, the Company earned interest at a 6.8% rate for the first six months of fiscal 1996, compared to 6.4% for the first six months of fiscal 1995. At March 31, 1996, the deferred tax base upon which these payments are calculated increased to $135.6 million, up from $90.5 million at March 31, 1995. Due to the combined effect of the increased rate of interest and the increased deferred tax balances, interest on Alco income tax deferrals rose $1.2 million or 43.5%, when comparing the first half of fiscal 1996 to the first half of fiscal 1995.

Other income consists primarily of late payment charges and various billing fees. The structure of these fees has remained basically unchanged from fiscal 1995. The growth in other income from fees is primarily due to the increased size of the lease portfolio upon which these fees are based. Overall, fee income from these sources grew by $954,000 or 44.7%, when comparing the first half of fiscal 1996 to the same period of fiscal 1995.

Expenses
- --------

Debt to fund the lease portfolio in the form of loans from major banks and the issuance of medium term notes in the public markets rose by 58.9%, to a total of $934.5 million outstanding at March 31, 1996, up from $588 million outstanding at March 31, 1995. Due to the combined effect of increased borrowing to fund the portfolio and an increase in the Company's overall weighted average interest rate on all borrowings, interest expense grew by $11.9 million or 78.4%, when comparing the first six months of fiscal 1996 to the first six months of fiscal 1995. At March 31, 1996, the Company's debt to equity ratio, including intercompany amounts due to Alco, was 6.0 to 1.

Total general and administrative expenses grew by approximately $6.9 million or 57.8%, when comparing the six month period ending March 31, 1996 to the six month period ending March 31, 1995. However, the general and administrative category includes depreciation expense on leased equipment which was higher in the first half of fiscal 1996 as compared to the first half of fiscal 1995, due to growth in the balance of leased equipment. Depreciation expense was $6.2 million for the first six months of fiscal 1996 and $1.6 million for the first six months of fiscal 1995. Additionally, lease bonus subsidy payments to IKON dealers were $2.6 million during the first six months of fiscal 1996 compared to $4.2 million during the first six months of fiscal 1995. This reduction was due to the suspension of the program during the first two months of fiscal 1996. This program, which was reinstated in December 1995, is expected to continue for the remainder of fiscal 1996 at levels consistent with fiscal 1995.

Excluding the effects of the additional depreciation expense on operating leases and the reduction of dealer lease bonus payments, the remaining general and administrative expenses grew $3.8 million or 61.6%, when comparing the first half of fiscal 1996 to the same period of fiscal 1995. This increase is a direct result of growth of the serviced lease portfolio.

Gain of Sale of Lease Receivables
- ---------------------------------

Under an asset securitization program entered into in September 1994, the Company sold an undivided ownership interest in $125 million of eligible direct financing lease receivables. This agreement, which expires in September 1996 and can be renewed, was structured as a revolving securitization so that as collections reduce previously sold interests, new leases can be sold up to $125 million. During the first six months of fiscal 1996, collections reduced previously sold interest by approximately $26.5 million. The Company sold an additional $26.5 million in net eligible direct financing leases during the first half of fiscal 1996 and recognized gains of $589,000.

Income Before Taxes
- -------------------

Income before taxes increased $7.9 million or 56.1%, when comparing the first six months of fiscal 1996 and fiscal 1995. This increase resulted primarily from higher earnings on a larger lease portfolio base, partially offset by higher borrowing costs due to the increased debt to fund the lease portfolio and a slightly higher average cost of debt in fiscal 1996 versus fiscal 1995.

Taxes on Income
- ---------------

The $3.6 million or 67% increase in income taxes in the first half of fiscal 1996 as compared to the first half of fiscal 1995 is directly attributable to the higher income before taxes in fiscal 1996 as compared to fiscal 1995. The effective tax rate was 41% for the first half of fiscal 1996 as compared to an effective tax rate of 38% for the first half of fiscal 1995.

Other
- -----

On April 17, 1996, Alco announced that its Board of Directors has approved the structuring of its businesses, IKON Office Solutions and Unisource, under separate ownership in order to maximize the future growth potential of both businesses. Alco is actively considering a variety of alternatives for separating the two businesses. Alco plans to reach a decision as to the method of separation by the end of June, with an estimated completion date of not later than December 31, 1996.

                          PART II.  OTHER INFORMATION
                          ---------------------------



Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

   (a) The following Exhibits are furnished pursuant to Item 601 of Regulation S-K:

       Exhibit No. (10.20) First Amendment dated as of September 15, 1995, and Second Amendment dated as of March 15, 1996 to Receivables Transfer Agreement among IKON Capital, Inc., Twin Towers, Inc. & Deutsche
       Bank AG, New York Branch, filed as Exhibit 10.20 to Alco Standard Corporation's Form 10-Q for the quarter dated March 31, 1996 is incorporated herein by reference.

       Exhibit No. (27) Financial Data Schedule

   (b) Reports on Form 8-K

       On March 8, 1996, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the Form, the announcement made March 4, 1996 of the name change of the registrant from Alco Capital Resource, Inc. to IKON Capital, Inc.

       On April 22, 1996, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the Form, the announcement made by Alco, to structure Alco's two businesses, IKON Office Solutions, Inc. and Unisource Worldwide, Inc., under separate ownership.

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


                                         IKON CAPITAL, INC.



Date   May 14, 1996                      /s/Robert M. Kearns II
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