Form 10-Q
period 1996-06-30
ALCO CAPITAL RESOURCE INC
filed 1996-08-13
CIK 922255

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   Form 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996 or [ ] Transition
                                           -------------
report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ______

Commission file number   0-20405
                      ----------------------------------------------------------

                              IKON CAPITAL, INC
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            DELAWARE                                         23-2493042
- -------------------------------                  -------------------------------
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

Yes       No
    -----    -----

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1996.

Common Stock, $.01 par value per share                        1,000 shares
Registered Debt Outstanding as of July 31, 1996               $969,900,000

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

                                     INDEX

                              IKON CAPITAL, INC.


PART I.   FINANCIAL INFORMATION
- ------------------------------


     Item 1.     Financial Statements (Unaudited)

                 Balance Sheets--June 30, 1996 and
                 September 30, 1995

                 Statements of Income--Three months ended
                 June 30, 1996 and June 30, 1995 and
                 Nine months ended June 30, 1996 and June 30, 1995

                 Statements of Cash Flows--Nine months ended
                 June 30, 1996 and June 30, 1995

                 Notes to Financial Statements--June 30, 1996


     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


PART II.  OTHER INFORMATION
- ---------------------------


     Item 6.     Exhibits and Reports on Form 8-K


SIGNATURES
- ----------

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM 1: FINANCIAL STATEMENTS
- ----------------------------

                              IKON CAPITAL, INC.
                                BALANCE SHEETS
                                (IN THOUSANDS)

                                                                 JUNE 30,          SEPTEMBER 30,
                                                                   1996                1995
                                                              --------------     ----------------
ASSETS

Investments in leases:
   Direct financing leases                                       $1,133,089            $ 824,876
   Less: Unearned income                                           (183,839)            (132,428)
                                                              --------------     ----------------
                                                                    949,250              692,448
   Funded leases, net                                               299,877              178,948
                                                              --------------     ----------------
                                                                  1,249,127              871,396

Accounts receivable                                                  38,124               26,647
Due from Alco Standard Corporation                                                        26,577
Prepaid expenses and other assets                                    12,470                7,648
Leased equipment-operating rentals at cost
   less accumulated depreciation of:
   6/96 - $14,780  9/95 - $5,912                                     29,764               25,247
Property and equipment at cost, less
   accumulated depreciation of:
   6/96 - $2,354   9/95 - $1,869                                      5,595                4,660

                                                              --------------     ----------------
Total assets                                                     $1,335,080            $ 962,175
                                                              ==============     ================


LIABILLITIES AND SHAREHOLDER'S EQUITY

Liabilities:
   Accounts payable and accrued expenses                         $   10,267            $  10,840
   Accrued interest                                                   4,795               12,549
   Due to Alco Standard Corporation                                  25,407
   Notes payable to Banks                                            83,000              173,000
   Medium Term Notes                                                969,900              602,000
   Deferred income taxes                                             60,912               33,898
                                                              --------------     ----------------
Total liabilities                                                 1,154,281              832,287

Shareholder's equity:
   Common Stock - $.01 par value, 1,000 shares
   authorized, issued, and outstanding
   Contributed capital                                              112,415               82,415
   Retained earnings                                                 68,384               47,473
                                                              --------------     ----------------
Total shareholder's equity                                          180,799              129,888
                                                              --------------     ----------------
Total liabilities and shareholder's equity                       $1,335,080            $ 962,175
                                                              ==============     ================

See notes to financial statements.

                              IKON CAPITAL, INC.
                             STATEMENTS OF INCOME
                                (in thousands)

                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 JUNE 30                           JUNE 30
                                                         1996             1995              1996              1995
                                                    -------------    -------------      ------------     -------------
REVENUES:
  Lease finance income                                   $32,025          $20,051           $85,565           $53,848
  Rental income                                            3,733            2,226            10,310             4,060
  Interest on Alco income tax deferrals                    2,273            1,602             6,284             4,398
  Other income                                             1,584            1,184             4,673             3,319
                                                    -------------    -------------      ------------     -------------
                                                          39,615           25,063           106,832            65,625

EXPENSES:
  Interest                                                15,564            9,752            42,677            24,952
  General and administrative                              10,835            7,245            29,631            19,153
                                                    -------------    -------------      ------------     -------------
                                                          26,399           16,997            72,308            44,105

GAIN ON SALE OF LEASE RECEIVABLES                            329              311               918               884
                                                    -------------    -------------      ------------     -------------

INCOME BEFORE INCOME TAXES                                13,545            8,377            35,442            22,404

PROVISION FOR INCOME TAXES                                 5,553            3,306            14,531             8,683
                                                    -------------    -------------      ------------     -------------

NET INCOME                                                $7,992           $5,071           $20,911           $13,721
                                                    =============   ==============      ============     =============


See notes to financial statements.

                              IKON CAPITAL, INC.
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                        NINE MONTHS ENDED
                                                             JUNE 30
                                                     -----------------------
                                                        1996          1995
                                                     ----------   ----------
OPERATING ACTIVITIES:
Net income                                             $20,911      $13,721
Adjustments to reconcile net income to net
  cash provided by operating activities
    Depreciation and amortization                       10,044        3,993
    Provision for deferred taxes                        27,014        4,313
    Gain on sale of lease receivables                     (918)        (884)
    Changes in operating assets and liabilities:
      Accounts receivable                              (11,477)      (4,108)
      Prepaid expenses and other assets                 (3,904)      (1,312)
      Accounts payable and accrued expenses               (573)       2,708
      Accrued interest                                  (7,754)      (1,726)
                                                     ----------   ----------
               Net cash provided                        33,343       16,705
                                                     ----------   ----------

INVESTING ACTIVITIES:
Purchases of leased equipment for operating
  rentals, net                                         (14,076)     (22,370)
Purchases of property and equipment, net of
  disposals                                             (1,420)      (1,563)
Direct financing leases:
  Additions                                           (625,591)    (463,814)
  Cancellations                                        104,835       71,820
  Collections                                          224,383      147,649
  Proceeds from sale                                    39,571       50,220
Funded leases:
  Additions                                           (197,577)     (90,418)
  Cancellations                                         24,407       14,001
  Collections                                           52,241       27,231
                                                     ----------   ----------
               Net cash used                          (393,227)    (267,244)
                                                     ----------   ----------

FINANCING ACTIVITIES:
Proceeds from bank borrowings                           60,000
Payments on bank borrowings                           (150,000)    (120,000)
Proceeds from issuance of medium term notes            397,900      367,000
Payments on medium term notes                          (30,000)
Contributed capital                                     30,000       18,000
                                                     ----------   ----------
               Net cash provided                       307,900      265,000
                                                     ----------   ----------

(INCREASE) DECREASE IN AMOUNTS DUE TO ALCO             (51,984)      14,461
DUE FROM (TO) ALCO AT BEGINNING OF PERIOD               26,577      (11,419)
                                                     ----------   ----------
DUE (TO) FROM ALCO AT END OF PERIOD                   ($25,407)      $3,042
                                                     ==========   ==========

See notes to financial statements.

                              IKON CAPITAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996


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


Note 2:   Medium Term Note Program
          ------------------------

     During the nine months ended June 30, 1996, IKON Capital issued an additional $397.9 million under its medium term note program. At June 30, 1996, $969.9 million of medium term notes remain outstanding with a weighted average interest rate of 6.7%, leaving $500.1 million available under this program.


Note 3:   Asset Securitization
          --------------------

     Under its $125 million asset securitization agreement commenced in September 1994, IKON Capital sold $39.6 million of direct financing leases during the first nine months of fiscal 1996, replacing leases which had been liquidated during the period and recognized a pretax gain of $918,000. Under the terms of the sales agreement, the Company continues to service the sold lease portfolio.

Note 4:   Other Developments
          ------------------

     On April 17, 1996, Alco announced that its Board of Directors has approved the structuring of its businesses, IKON Office Solutions and Unisource, under separate ownership in order to maximize the future growth potential of both businesses. On June 19, 1996, Alco announced that Unisource would be spun off through a tax-free distribution of Unisource stock to Alco shareholders. The transaction is expected to be completed by the end of calendar year 1996, and Unisource will then be a separately owned public company. Management does not believe that this transaction will have a material effect on the Company's financial position or results of operations.

Item 2: Management's Discussion and Analysis of Financial Condition and Results
- -------------------------------------------------------------------------------
of Operations
- -------------

Pursuant to General Instruction H(2) (a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations.

                   Three Months Ended June 30, 1996 Compared
                   -----------------------------------------
                   with the Three Months Ended June 30, 1995
                   -----------------------------------------

Comparative summarized results of operations for the three months ended June 30, 1996 and 1995 are set forth in the table below. This table also shows the increase in the dollar amounts of major revenue and expense items between periods, as well as the related percentage increase.

                                             Three Months
(dollars in thousands)                       Ended June 30                  Increase
                                             -------------                  --------
                                             1996           1995       Amount     Percent
                                             ----           ----       ------     -------
Revenues:
  Lease finance income                      $32,025       $20,051      $11,974      59.7%
  Rental income                               3,733         2,226        1,507      67.7%
  Interest on Alco income tax deferrals       2,273         1,602          671      41.9%
  Other income                                1,584         1,184          400      33.8%
                                            -------       -------      -------
                                             39,615        25,063       14,552      58.1%

Expenses:
  Interest                                   15,564         9,752        5,812      59.6%
  General and administrative                 10,835         7,245        3,590      49.6%
                                            -------       -------      -------
                                             26,399        16,997        9,402      55.3%

Gain on sale of lease receivables               329           311           18       5.8%
                                            -------       -------      -------

Income before income taxes                   13,545         8,377        5,168      61.7%
Provision for income taxes                    5,553         3,306        2,247      68.0%
                                            -------       -------      -------
Net income                                  $ 7,992       $ 5,071      $ 2,921      57.6%
                                            =======       =======      =======

Revenues
- --------

Total revenues increased $14.6 million or 58.1% in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995. Approximately 82.3% or $12.0 million of this increase in revenues was a result of increased lease finance income due to continued growth in the portfolio of direct financing and funded leases. During the twelve month period from June 30, 1995 to June 30, 1996, the portfolio grew at a 60.4% rate, net of lease receivables that were sold in asset securitization transactions.

Effective October 1, 1994, the Company began offering a new operating lease program to the IKON dealer network, whereby office equipment placed on rental with a customer, with cancelable terms, could be funded through the Company and rented back to the IKON dealer. In prior years, this equipment was funded by the respective IKON dealer instead of the Company. At June 30, 1996, equipment with a net book value of $29.8 million was leased under this program, compared to $18.8 million at June 30, 1995, resulting in rental income of $3.7 million in the third quarter of fiscal 1996 compared to $2.2 million in the third quarter of fiscal 1995.

The Company continues to charge Alco interest on the benefit that Alco receives for income tax deferrals associated with the Company's leasing transactions. By agreement with Alco, the Company earns interest income on the deferred tax balances at a rate consistent with the Company's average cost of debt.
Under this agreement, the Company earned interest at a 6.8% rate for the third quarter of fiscal 1996, compared to 6.6% for the third quarter of fiscal 1995. At June 30, 1996, the deferred tax base upon which these payments are calculated increased to $142.0 million, up from $102.4 million at June 30, 1995. Due to the combined effect of the increased rate of interest and the increased deferred tax balances, interest on Alco income tax deferrals rose $671,000 or 41.9% when comparing the three months ended June 30, 1996 to the three months ended June 30, 1995.

Other income consists primarily of late payment charges and various billing fees. The structure of these fees has remained basically unchanged from fiscal 1995. The growth in other income from fees is primarily due to the increased size of the lease portfolio upon which these fees are based. Overall, fee income from these sources grew by $400,000 or 33.8%, when comparing the third quarter of fiscal 1996 to the same period of fiscal 1995.

Expenses
- --------

Debt to fund the lease portfolio in the form of loans from major banks and the issuance of medium term notes in the public markets rose by 54.4%, to a total of $1.05 billion outstanding at June 30, 1996, up from $682 million outstanding at June 30, 1995. Due to the combined effect of increased borrowing to fund the portfolio and an increase in the Company's overall weighted average interest rate on all borrowings, interest expense grew by $5.8 million or 59.6% when comparing the third quarter of fiscal 1996 to the third quarter of fiscal 1995. At June 30, 1996, the Company's debt to equity ratio, including intercompany amounts due to Alco, was 6.0 to 1.

Total general and administrative expenses grew by approximately $3.6 million or 49.6%, when comparing the third quarter of fiscal 1996 to the same period of fiscal 1995. However, the general and administrative category includes depreciation expense on leased equipment which was higher in the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995, due to growth in the balance of leased equipment. Depreciation expense was $3.3 million for the third quarter of fiscal 1996 and $2.0 million for the third quarter of fiscal 1995. In addition, lease bonus subsidy payments to IKON dealers were $2.0 million for the third quarter of fiscal 1996 compared to $1.8 million for the third quarter of fiscal 1995.

Excluding the effects of the additional depreciation expense on operating leases and the additional dealer lease bonus payments in the third quarter of fiscal 1996, remaining general and administrative expenses grew $2.0 million or 58.8%, when comparing the third quarter of fiscal 1996 to the third quarter of fiscal 1995. This increase is a direct result of the growth of the serviced lease portfolio.


Gain on Sale of Lease Receivables
- ---------------------------------

Under an asset securitization program entered into in September 1994, the Company sold an undivided ownership interest in $125 million of eligible direct financing lease receivables. This agreement, which expires in March 1997, was structured as a revolving securitization so that as collections reduce previously sold interests, new leases can be sold up to $125 million. During the three months ended June 30, 1996, collections reduced previously sold interests by approximately $13.1 million. The Company sold an additional $13.1 million in net eligible direct financing leases during the quarter and recognized gains of $329,000.

Income Before Taxes
- -------------------

Income before taxes increased by $5.2 million or 61.7%, when comparing the third quarters of fiscal 1996 and fiscal 1995. This increase resulted primarily from higher earnings on a larger lease portfolio base, partially offset by higher borrowing costs due to the increased debt to fund the lease portfolio and a slightly higher average cost of debt in fiscal 1996 versus fiscal 1995.

Taxes on Income
- ---------------

The $2.2 million or 68% increase in income taxes in the three month period ended June 30, 1996 compared to the three month period ended June 30, 1995 is directly attributable to the higher income before taxes in the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995. The effective tax rate was 41% for the third quarter of fiscal 1996 as compared to an effective tax rate of 39.5% for the third quarter of fiscal 1995.


                   Nine Months Ended June 30, 1996 Compared
                   -----------------------------------------
                    with the Nine Months Ended June 30, 1995
                    ----------------------------------------

Comparative summarized results of operations for the nine months ended June 30, 1996 and 1995 are set forth in the table below. This table also shows the increase in the dollar amounts of major revenue and expense items between periods, as well as the related percentage increase.

                                              Nine Months
(dollars in thousands)                       Ended June 30               Increase
                                             -------------               --------
                                            1996         1995         Amount       Percent
                                            ----         ----         ------       -------
Revenues:
  Lease finance income                      $ 85,565      $53,848      $31,717       58.9%
  Rental income                               10,310        4,060        6,250      153.9%
  Interest on Alco income tax deferrals        6,284        4,398        1,886       42.9%
  Other income                                 4,673        3,319        1,354       40.8%
                                            --------      -------      -------
                                             106,832       65,625       41,207       62.8%

Expenses:
  Interest                                    42,677       24,952       17,725       71.0%
  General and administrative                  29,631       19,153       10,478       54.7%
                                            --------      -------      -------
                                              72,308       44,105       28,203       63.9%

Gain on sale of lease receivables                918          884           34        3.8%
                                            --------      -------      -------

Income before income taxes                    35,442       22,404       13,038       58.2%
Provision for income taxes                    14,531        8,683        5,848       67.3%
                                            --------      -------      -------
Net income                                  $ 20,911      $13,721      $ 7,190       52.4%
                                            ========      =======      =======

Revenues
- --------

Total revenues increased $41.2 million or 62.8% in the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995. Approximately 77% or $31.7 million of this increase in revenues was a result of increased lease finance income due to continued growth in the portfolio of direct financing and funded leases. During the twelve month period from June 30, 1995 to June 30, 1996, the portfolio grew at a 60.4% rate, net of lease receivables that were sold in asset securitization transactions.

Effective October 1, 1994, the Company began offering a new operating lease program to the IKON dealer network, whereby office equipment placed on rental with a customer, with cancelable terms, could be funded through the Company and rented back to the IKON dealer. In prior years, this equipment was funded by the respective IKON dealer instead of the Company. At June 30, 1996, equipment with a net book value of $29.8 million was leased under this program, compared to $18.8 million at June 30, 1995, resulting in rental income of $10.3 million for the first nine months of fiscal 1996 as compared to $4.1 million for the first nine months of fiscal 1995.

The Company continues to charge Alco interest on the benefit that Alco receives for income tax deferrals associated with the Company's leasing transactions. By agreement with Alco, the Company earns interest income on the deferred tax balances at a rate consistent with the Company's average cost of debt. Under this agreement, the Company earned interest at a 6.8% rate for the first nine months of fiscal 1996, compared to 6.6% for the first nine months of fiscal 1995. At June 30, 1996, the deferred tax base upon which these payments are calculated increased to $142.0 million, up from $102.4 million at June 30, 1995. Due to the combined effect of the increased rate of interest and the increased deferred tax balances, interest on Alco income tax deferrals rose $1.9 million or 42.9%, when comparing the first nine months of fiscal 1996 to the first nine months of fiscal 1995.

Other income consists primarily of late payment charges and various billing fees. The structure of these fees has remained basically unchanged from fiscal 1995. The growth in other income from fees is primarily due to the increased size of the lease portfolio upon which these fees are based. Overall, fee income from these sources grew by $1.4 million or 40.8%, when comparing the first nine months of fiscal 1996 to the same period of fiscal 1995.

Expenses
- --------

Debt to fund the lease portfolio in the form of loans from major banks and the issuance of medium term notes in the public markets rose by 54.4%, to a total of $1.05 billion outstanding at June 30, 1996, up from $682 million outstanding at June 30, 1995. Due to the combined effect of increased borrowing to fund the portfolio and an increase in the Company's overall weighted average interest rate on all borrowings, interest expense grew by $17.7 million or 71%, when comparing the first nine months of fiscal 1996 to the first nine months of fiscal 1995. At June 30, 1996, the Company's debt to equity ratio, including intercompany amounts due to Alco, was 6.0 to 1.

Total general and administrative expenses grew by approximately $10.5 million or 54.7%, when comparing the nine month period ending June 30, 1996 to the nine month period ending June 30, 1995. However, the general and administrative category includes depreciation expense on leased equipment which was higher in the first nine months of fiscal 1996 as compared to the first nine months of fiscal 1995, due to growth in the balance of leased equipment. Depreciation expense was $9.6 million for the first nine months of fiscal 1996 and $3.6 million for the first nine months of fiscal 1995. Additionally, lease bonus subsidy payments to IKON dealers were $4.5 million during the first nine months of fiscal 1996 compared to $5.9 million during the first nine months of fiscal 1995. This reduction was due to the suspension of the program during the first two months of fiscal 1996. This program, which was reinstated in December 1995, is expected to continue for the remainder of fiscal 1996 at levels consistent with fiscal 1995.

Excluding the effects of the additional depreciation expense on operating leases and the reduction of dealer lease bonus payments, the remaining general and administrative expenses grew $5.9 million or 60.6%, when comparing the first nine months of fiscal 1996 to the same period of fiscal 1995. This increase is a direct result of growth of the serviced lease portfolio.

Gain of Sale of Lease Receivables
- ---------------------------------

Under an asset securitization program entered into in September 1994, the Company sold an undivided ownership interest in $125 million of eligible direct financing lease receivables. This agreement, which expires in March 1997 and can be renewed, was structured as a revolving securitization so that as collections reduce previously sold interests, new leases can be sold up to $125 million. During the first nine months of fiscal 1996, collections reduced previously sold interest by approximately $39.6 million. The Company sold an additional $39.6 million in net eligible direct financing leases during the first nine months of fiscal 1996 and recognized gains of $918,000.

Income Before Taxes
- -------------------

Income before taxes increased $13 million or 58.2%, when comparing the first nine months of fiscal 1996 and fiscal 1995. This increase resulted primarily from higher earnings on a larger lease portfolio base, partially offset by higher borrowing costs due to the increased debt to fund the lease portfolio and a slightly higher average cost of debt in fiscal 1996 versus fiscal 1995.

Taxes on Income
- ---------------

The $5.8 million or 67.3% increase in income taxes in the first nine months of fiscal 1996 as compared to the first nine months of fiscal 1995 is directly attributable to the higher income before taxes in fiscal 1996 as compared to fiscal 1995. The effective tax rate was 41% for the first nine months of fiscal 1996 as compared to an effective tax rate of 38.8% for the first nine months of fiscal 1995.

                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 6.   Exhibits and Reports on Form 8-K
- ------------------------------------------

     (a) The following Exhibits are furnished pursuant to Item 601 of Regulation S-K:

          Exhibit No. (27) Financial Data Schedule

     (b)  Reports on Form 8-K

          On April 22, 1996, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the Form, the announcement made April 17, 1996 by its parent, Alco Standard Corporation, of the decision to structure Alco's two businesses, IKON Office Solutions, Inc. and Unisource Worldwide, Inc., under separate ownership.

          On June 27, 1996, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, the announcement made June 19, 1996 by Alco of its decision to spin off Unisource. The Form 8-K also reported additional information announced on June 19, 1996, including (i) Alco's lowering of its earnings expectation for the third quarter due to lower than expected revenues at Unisource (ii) a one-time charge against earnings by Alco of approximately $40-$50 million in the third quarter for new restructuring activities at Unisource, and (iii) a charge against earnings by Alco in the third quarter of $12-$18 million for costs associated with the disposition of Unisource.

          On August 2, 1996, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, the long-term growth goals for IKON Office Solutions and Unisource Worldwide, Inc. as presented at an investors' conference held by Alco in New York City on July 31, 1996. The two businesses will begin operating as independent publicly-owned companies in January 1997.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                             IKON CAPITAL, INC.



Date  August 13, 1996                        /s/Robert M. Kearns II
      ---------------                        ----------------------
                                             Robert M. Kearns II
                                             Vice President
                                             (Chief Accounting Officer)

                               Index to Exhibits
                               -----------------



Exhibit Number
- --------------

    (27)       Financial Data Schedule