Form 10-K
period 1996-09-30
ALCO CAPITAL RESOURCE INC
filed 1996-12-30
CIK 922255

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 30, 1996

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
  (Mark One)
  [X] Annual report pursuant in section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended September 30, 1996 or

  [_] Transition]report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period     to

                                   FORM 10-K

                        COMMISSION FILE NUMBER 0-20405

                               ----------------

                              IKON CAPITAL, INC.
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The number of shares of common stock, par value $.01 per share, outstanding as of December 20 was 1,000, all of which were indirectly owned by Alco Standard Corporation.

  Registered debt outstanding as of December 20, 1996 was $1,138,900,000.

  Documents incorporated by reference:

                                     NONE

  The registrant meets the conditions set forth in General Instruction
(J)(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format contemplated thereby.

===============================================================================

                               TABLE OF CONTENTS

                                     PART I

                                                                        PAGE NO.
                                                                        --------
 ITEM 1.  BUSINESS...................................................       3
 ITEM 2.  PROPERTIES.................................................       9
 ITEM 3.  LEGAL PROCEEDINGS..........................................       9
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........       9

                                    PART II

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS........................................       9
 ITEM 6.  SELECTED FINANCIAL DATA....................................       9
 ITEM 7.  FINANCIAL INFORMATION......................................      10
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................      14
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE...................................      15

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS...........................      16
 ITEM 11. EXECUTIVE COMPENSATION.....................................      16
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.................................................      16
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............      16

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K...................................................      16

                                    PART I
ITEM 1. BUSINESS

GENERAL

  IKON Capital, Inc. ("IKON Capital" or the "Company") formerly known as Alco Capital Resource, Inc., was formed in 1987 to provide lease financing to customers of IKON Office Solutions, Inc., formerly known as Alco Office Products, the office products segment of Alco Standard Corporation ("Alco"). The Company's offices are located at 1738 Bass Road, Macon, Georgia, 31210 (telephone number 912-471-2300). The Company is a wholly-owned indirect subsidiary of Alco.

  Alco is a public company headquartered in Valley Forge, Pennsylvania. On June 19, 1996, Alco announced that it would split its two operating units into independent companies by spinning off its paper and supply systems distribution group, Unisource Worldwide Inc., as a separate publicly owned company by the end of calendar year 1996. Continuing operations of Alco consist of IKON Office Solutions, Inc. ("IKON"). IKON is the largest independent copier distribution network in North America and the United Kingdom, with locations in 48 states, six Canadian provinces and in Europe. IKON also provides equipment services and supplies and specialized document copying services. Alco's fiscal 1996 revenues from continuing operations were $4.1 billion.

  The Company is engaged in the business of arranging lease financing exclusively for office equipment marketed by IKON's wholly-owned office equipment dealers ("IKON dealers"), which sell and service copier equipment and facsimile machines. The ability to offer lease financing on this equipment through IKON Capital is considered a competitive marketing advantage which more closely ties IKON to its customer base. During the 1996 fiscal year, 61% of new equipment sold by IKON dealers was financed through the Company. The Company and IKON will seek to increase this percentage in the future, as leasing enhances the overall profit margin on equipment and is considered an important customer retention strategy.

  The equipment financed by the Company consists of copiers, facsimile machines, and related accessories and peripheral equipment, the majority of which are produced by major office equipment manufacturers including Canon, Oce, Ricoh, and Sharp. Currently 76% of the equipment financed by the Company represents copiers, 18% fax machines, and 6% other equipment. Although equipment models vary, IKON is increasingly focusing its marketing efforts on the sale of higher segment equipment, such as copiers which produce 50 or more impressions per minute.

  The Company provides IKON dealers with standard lease rates for use in customer quotes. However, IKON dealers may charge the customer more or less than IKON Capital's standard rates, and the IKON dealer would absorb any difference resulting from any such variances from IKON Capital's standard rates.

  The Company's customer base (which consists of the end users of the equipment) is widely dispersed, with the ten largest customers representing less than 2% of the Company's total lease portfolio. The typical new lease financed by the Company averages $14,800 in amount and 44 months in duration. Although 96% of the leases are scheduled for regular monthly payments, customers are also offered quarterly, semi-annual, and other customized payment terms. In connection with its leasing activities, the Company performs billing, collection, property and sales tax filings, and provides quotes on equipment upgrades and lease-end notification. The Company also provides certain financial reporting services to the IKON dealers, such as a monthly report of dealer increases in leasing activity and related statistics.

  Alco and the Company entered into a support agreement on June 1, 1994 (the "1994 Support Agreement") pursuant to which Alco agreed to make payments to the Company, if necessary, to enable the Company to maintain (i) a ratio of income before interest expense and taxes to interest expense of 1.25 times and
(ii) a minimum consolidated tangible net worth of $1.00 at all times. On October 22, 1996, Alco and the Company replaced the 1994 Support Agreement with a new support agreement (the "1996 Support Agreement"). The 1996 Support Agreement is identical to the 1994 Support Agreement except that the 1996 Support Agreement requires 100% ownership of the Company by Alco, and limits the leverage to a maximum of 6 to 1 (see "Relationship with Alco Standard Corporation"). In addition, the Company and Alco are currently parties to a maintenance agreement dated August 15, 1991 (the "1991 Maintenance Agreement") and an operating agreement dated August 15, 1991, (the "1991 Operating Agreement") (collectively, the "1991 Maintenance and Operating Agreements") which require Alco to make payments to the Company, if necessary, to meet a specified minimum fixed charge coverage ratio and a maximum debt-to-equity ratio. In addition, the 1991 Operating Agreement requires the IKON dealers to repurchase all defaulted lease contracts.

  The Company has agreed not to amend the 1991 Maintenance and Operating Agreements without the consent of certain lenders under loan agreements scheduled to expire no later than August 1998. In September 1998, the Company and Alco intend to terminate the 1991 Maintenance and Operating Agreements. Although the IKON dealers are not subject to a repurchase obligation under the terms of the 1996 Support Agreement (as they are under the 1991 Operating Agreement), Alco and the Company presently intend to continue such repurchase obligation. (See "Relationship with Alco Standard Corporation" below).

TYPES OF LEASES

  The lease portfolio of the Company includes direct financing leases and funded leases. Direct financing leases are contractual obligations between the Company and the IKON customer and represent the majority of the Company's lease portfolio. Funded leases are contractual obligations between the IKON dealer and the IKON customer which have been financed by the Company.

  Funded leases represented approximately 25% of the Company's leases as of September 30, 1996. The IKON dealers have assigned to the Company, with full recourse, their rights under the funded leases including the right to receive lease and rental payments as well as a security interest in the related equipment.

  Direct financing leases and funded leases are structured as either tax leases (from the Company's perspective) or conditional sales contracts, depending on the customer's (or, for funded leases, the IKON dealer's) needs. The customer (or the IKON dealer for funded leases) decides which of the two structures is desired. Under either structure, the total cost of the equipment to the customer (or to the IKON dealer) is substantially the same (assuming the exercise of the purchase option).

 Tax Leases

  Tax leases represented 95% of the Company's total lease portfolio as of September 30, 1996. The Company or the IKON dealer is considered to be the owner of the equipment for tax purposes during the life of these leases and receives the tax benefit associated with equipment depreciation. Tax leases are structured with a fair market value purchase option. Generally, the customer may return the equipment, continue to rent the equipment or purchase the equipment for its fair market value at the end of the lease.

  Each tax lease has a stated equipment residual value generally ranging from 0% to 10%. As of September 30, 1996, the average equipment residual value for all leases in the Company's portfolio was 5.7%. Upon early termination of the lease or at the normal end of the lease term, the Company charges the IKON dealer for the stated residual position, if any, and the equipment is returned to the IKON dealer. Any gain or loss on the equipment's residual value is realized by the IKON dealer.

 Conditional Sales Contracts

  Conditional sales contracts account for the remaining 5% of the total leases in the Company's portfolio. Under these arrangements, the customer is considered to be the owner of the equipment for tax purposes and would receive any tax benefit associated with equipment depreciation. Each conditional sales contract has a stated residual value of 0%. Conditional sales contracts are customarily structured with higher monthly lease payments than the tax leases and have a $1 purchase option for the equipment at lease-end. Thus, because of the higher monthly payments, the cost of the equipment to the customer (or, for funded leases, to the IKON dealer) under a conditional sales contract is substantially the same as under a tax lease (assuming the exercise of the purchase option). Although the customer has the option of returning or continuing to rent the equipment at lease-end, the customer almost always exercises the $1 purchase option at the end of the lease term.

 Leased Equipment

  The Company also offers from time to time financing of the cost of office equipment that the IKON dealers maintain in inventory for short-term rental to customers. This category of leased equipment also includes equipment currently rented to customers where the rental agreements are considered to be cancelable by the customer, based on the terms and conditions of the rental contracts in effect. Under operating guidelines in effect, any equipment not physically on rental to customers for a period exceeding 120 continuous days must be repurchased by the IKON dealers at its current book value.

RELATIONSHIP WITH ALCO STANDARD CORPORATION

  The Company, as the captive finance subsidiary of Alco, derives its customer base from the business sourced by its affiliates within Alco (the IKON dealers). There are several agreements and programs between the Company and Alco, which are described below.

 Support Agreements

  The Company and Alco are parties to an agreement (the "1996 Support Agreement") dated as of October 22, 1996. The Company's agreements with noteholders and other lenders generally include covenants that it will not amend the 1996 Support Agreement except under certain circumstances. (See "1996 Support Agreement", below).

  The Company and Alco were previously parties to the 1994 Support Agreement, dated as of June 1, 1994, which contained terms identical to those contained in the 1996 Support Agreement, except that the 1994 Support Agreement did not contain the requirement that Alco maintain 100% of ownership of the Company and did not contain the requirement that Alco obtain the consent of two-thirds of the debtholders as a condition to assignment. Except for these two new requirements, which are included in the 1996 Support Agreement, all of the other provisions of the 1994 Support Agreement remain in effect in the 1996 Support Agreement. The 1994 Support Agreement was replaced by the 1996 Support Agreement after the Company obtained in writing from Moody's Investors Services and Standard & Poor's Rating Group confirmation that the Company's debt rating would not be downgraded as a result of the foregoing new requirements.

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

  1. THE 1996 SUPPORT AGREEMENT

  The 1996 Support Agreement between the Company and Alco provides that Alco will make a cash payment to the Company (or an investment in the form of equity or subordinated notes) as needed to comply with two requirements: i) that the Company will maintain a pre-tax interest coverage ratio (income before interest expense and taxes divided by interest expense) so that the Company's pre-tax income plus interest expense will not be less than 1.25 times interest expense, and ii) that the Company will maintain a minimum tangible net worth of $1.00. The agreement also provides that Alco will maintain 100% direct or indirect ownership of the Company.

  Pursuant to the indentures and other documentation governing debt incurred after June 1, 1994, the Company is not permitted to amend or terminate the 1996 Support Agreement unless: (a) all of the outstanding debt of the Company is repaid, or (b) approval of two-thirds of the debtholders (not including Alco, the Company, or their affiliates) for all amounts outstanding covered by the 1996 Support Agreement (generally, all debt entered into after June 1, 1994) is obtained.

  Unlike the 1991 Operating Agreement, which is further described on page 6, the 1996 Support Agreement does not contain a requirement that the IKON dealers repurchase all defaulted lease contracts. The 1996 Support Agreement does not include the repurchase requirement because the Company and Alco wish to preserve the flexibility, on a prospective basis, to allow the credit risk for defaulted contracts to remain with the Company. In such event, the credit decision and reserves for defaulted contracts would become the responsibility of the

Company. If the Company were responsible for the credit risk and costs associated with defaulted contracts, the Company would increase its current lease rates in order to offset these increased costs. Consequently, the Company believes that the impact of any future shift of the credit risk from the IKON dealers to the Company would not be material to the Company's future results of operations. The Company's (and Alco's) present intention, however, is to continue the repurchase arrangement with the IKON dealers as currently in effect.

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

  Pursuant to the terms of the 1991 Maintenance Agreement, the Company received capital contributions from Alco of $30 million in 1996, $29 million in 1995 and $8.3 million in 1994.

  The 1991 Operating Agreement requires the IKON dealers to repurchase all defaulted lease contracts. A default is defined in the 1991 Operating Agreement as any receivable which is past due for 120 days or is otherwise reasonably declared uncollectible by the Company. The repurchase amount is identified as the net book value of a lease on the default date.

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

 Cash Management Program

  The Company participates in Alco's domestic Cash Management program. Under this program, the Company has an account with Alco through which cash in excess of current operating requirements is temporarily placed on deposit. Similarly, amounts are periodically borrowed from Alco. Interest is paid (or charged) by Alco on these amounts. The Company was in a net deposit condition with Alco during 1996 and 1995 and earned interest income of approximately $2.9 million and $1.5 million, respectively. The Company was a net borrower in 1994, incurring net interest costs of $496,000 under this program.

 Management Fee

  The Company is charged a management fee by Alco to cover certain corporate overhead expenses. These charges are included as general and administrative expenses in the Company's financial statements and amounted to $552,000 in 1996 and 1995, and $396,000 in 1994.

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

 Interest on Income Tax Deferrals

  The Company provides substantial tax benefits to Alco through the use of the installment sales method on equipment financed through the Company. Taxes deferred by Alco due to this tax treatment totaled a cumulative amount of approximately $235 million at the end of fiscal 1996. Alco pays the Company interest on the portion of these tax deferrals (approximately $157 million at the end of fiscal 1996) which arise from tax deferrals on intercompany sales. In fiscal 1996 and 1995, interest was earned by the Company at a rate consistent with the Company's weighted average outside borrowing rate of interest. Under this method, the Company earned interest at an average rate of 6.8% in 1996 totaling $8.7 million and at an average rate of 6.7% in 1995 totaling $5.9 million. In fiscal 1994, interest was earned by the Company at a rate of 6.0% and totaled $3.8 million.

 Lease Bonus Program

  The Company sponsored a lease bonus subsidy program which provided incentives to IKON dealers when IKON customers lease equipment from the Company. Payments under this program can be reduced or eliminated at any time by joint agreement of the Company and Alco. During fiscal 1996, 1995 and 1994, bonus payments were calculated on the basis of the IKON dealer's increase in the percentage of equipment sales leased through the Company, and totaled $6.9 million, $7.3 million and $8.8 million, respectively. Effective October 1, 1996, the Company changed the focus of the bonus subsidy program to reimburse IKON for third party lease payoffs incurred when buying out the equipment leases of a competitor.

 Credit Policies and Loss Experience

  Each IKON dealer is responsible for developing and maintaining a formal credit policy that governs credit practices and procedures. In addition, the credit practices of the individual IKON dealers must be consistent with Alco's overall policies for leasing and credit approval.

  The Company presently has full recourse to the IKON dealer for any lease which becomes past due by 120 days or more. Excluding the effect of recoveries, the gross value of leases charged back to IKON dealers was $29.9 million in fiscal 1996, $20.9 million in fiscal 1995 and $14.4 million in fiscal 1994. For fiscal 1996, 1995 and 1994, the gross chargebacks represented 2.3%, 2.4% and 2.7%, respectively, of the average portfolio balances during the year.

  Reserves for credit losses are maintained by the IKON dealers and IKON. On a monthly basis, the Company reports the respective net investment value of the lease portfolio to each IKON dealer so the IKON dealer can properly accrue the credit loss reserve balance. In accordance with IKON policy, each IKON dealer must maintain aggregate reserves of at least 3% of the IKON dealer's total portfolio (including $275 million of net leases sold under an asset securitization agreement being serviced by the Company). Reserves maintained for fiscal 1996 and 1995, as a percentage of the leasing portfolio at fiscal year end, were 4.6% and 4.3%, respectively.

  Delinquencies remained at a consistent level for fiscal 1996 and 1995. During this two-year period, accounts classified as current (less than 30 days past due) ranged from 86% to 89% of the total portfolio balance on a monthly basis. The aging of the Company's lease portfolio receivables at September 30, 1996 (excluding $275 million of net lease receivables sold under an asset securitization agreement being serviced by the Company) was as follows:

                                                                  (DOLLARS IN
                                                                   MILLIONS)
Current........................................................ $1,304.3   86.5%
Over 30 days...................................................    107.1    7.1%
Over 60 days...................................................     54.3    3.6%
Over 90 days...................................................     42.2    2.8%
                                                                --------  ------
                                                                $1,507.9  100.0%
                                                                          ======
Less:
  Unearned interest............................................   (257.3)
                                                                --------
                                                                $1,250.6
                                                                ========

FUNDING

  Prior to July 1994, the majority of the Company's debt funding was through privately placed term notes with banks and an insurance company. The Company follows a policy of matching the maturities of borrowed funds to the average life of the leases being financed in order to minimize the impact of interest rate changes on its operations. All notes carry terms of one to three years and are either at fixed interest rates or have had the interest rate risk eliminated through interest rate swap contracts. (See Note 5 to the Company's Financial Statements on page F-8 hereof). Covenants in the note agreements entered into before July 1994 include a minimum fixed charge coverage requirement of 1.3 times fixed charges and a maximum debt-to-equity ratio of 6 to 1. Also, there is a covenant in each such note agreement which requires each lender's consent to any amendment to the 1991 Maintenance and Operating Agreements (see page 5 hereof for a description of the 1991 Maintenance and Operating Agreements). As of September 30, 1996, the amounts outstanding under these note agreements totaled $58 million.

  Prior to July 1994, the only other funding sources for the Company were capital contributions and advances received from Alco. As of September 30, 1996, the Company's total shareholder's equity was $191.4 million, of which $112.4 million consisted of contributed capital.

  Effective July 1, 1994, the Company commenced a medium term note program of $500 million which was fully subscribed as of July 1995. On June 30, 1995, the Company increased the amount available to be offered under this medium term note program by $1 billion or the equivalent thereof in foreign currency. The program allows the Company to offer to the public from time to time medium term notes having an aggregate initial offering price not exceeding the total program amount. These notes are offered at varying maturities of nine months or more from their dates of issue and may be subject to redemption at the option of the Company or repayment at the option of the holder, in whole or in part, prior to the maturity date in conjunction with meeting specified provisions. Interest rates are determined based on market conditions at the time of issuance. As of September 30, 1996, $969.9 million of medium term notes were outstanding with a weighted average interest rate of 6.8%.

  In September 1996, the Company entered into a new agreement, which expires in September 1997, to sell, under an asset securitization program, an undivided ownership interest in $150 million of eligible direct financing lease receivables. This new agreement is in addition to an existing $125 million asset securitization agreement dated September 23, 1994, which expires in March 1997, but which is expected to be extended. Both agreements contain limited recourse provisions which require the Company to assign an additional undivided interest in leases to cover any potential losses to the purchaser due to uncollectible leases. As collections reduce previously sold interests, new leases can be sold up to the agreement amount. The weighted average interest rate on the 1994 agreement, which is partially fixed by two interest rate swap agreements totaling a principal/notional amount of $60 million, is 6.7% at September 30, 1996. In fiscal 1996, the Company sold an additional $52.7 million in leases, replacing leases liquidated during the year, under the 1994 agreement and $150 million in leases under the 1996 agreement and recognized pretax gains of $5.7 million. Under the terms of the sales agreements, the Company will continue to service the lease portfolios sold.

EMPLOYEES

  At September 30, 1996, the Company had approximately 212 employees. Employee relations are considered to be excellent.

COMPETITION AND GOVERNMENT REGULATION

  The finance business in which the Company is engaged is highly competitive. Competitors include leasing companies, commercial finance companies, commercial banks and other financial institutions.

  The Company competes primarily on the basis of financing rates, customer convenience and quality customer service. IKON dealers offer financing by the Company at the time equipment is leased or sold to the customer, reducing the likelihood that the customer will contact outside funding sources. There is a communications network between the Company and the IKON dealers to allow prompt transmittal of customer and product information. Contract documentation is straightforward and clearly written, so that financings are completed quickly and to the customer's satisfaction. Finally, both the Company and the IKON dealers are firmly committed to providing excellent customer service over the duration of the contract.

  Certain states have enacted retail installment sales or installment loan statutes relating to consumer credit, the terms of which vary from state to state. The Company does not generally extend consumer credit as defined in those statutes.

  The financing activities of the Company are dependent upon sales or leases of office equipment by the IKON dealers, who are subject to substantial competition by both independent office equipment dealers and the direct sales forces of office equipment manufacturers. IKON is the largest network of independent copier and office equipment dealers in North America and in the United Kingdom, and represents the only independent distribution network with national scope. IKON dealers compete on the basis of price, quality of service and product performance.

ITEM 2. PROPERTIES

  The Company's operations are located in Macon, Georgia and occupy approximately 37,000 square feet. The Company uses this facility for normal operating activities such as lease processing, customer service, billing and collections. Certain specialized services (such as legal, accounting, treasury, tax and audit services) are also performed for the Company at Alco's corporate headquarters located in Valley Forge, Pennsylvania. The Company's facilities are deemed adequate by management to conduct the Company's business. The Company has begun construction on a facility adjacent to the current facility which will occupy 60,000 square feet. The Company anticipates completion in May 1997.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

  All outstanding shares of the Company's common stock are currently owned by IKON Office Solutions, Inc., which is a subsidiary of Alco. Therefore, there is no market for the Company's common stock. No dividends were paid in fiscal 1996 or 1995, however, the Company paid a dividend of $7 million to its parent in the fourth quarter of fiscal 1994. The Company and Alco will, from time to time, determine the appropriate capitalization for the Company, which will, in part, affect any future payment of dividends to Alco or capital contributions to the Company.

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

  FISCAL 1996 COMPARED WITH FISCAL 1995

  Comparative summarized results of operations for the fiscal years ended September 30, 1996 and 1995 are set forth in the table below. This table also shows the increase in the dollar amounts of major revenue and expense items between periods, as well as the related percentage change.

                                          FISCAL YEAR
                                       ENDED SEPTEMBER 30  INCREASE (DECREASE)
                                       ------------------  --------------------
                                         1996      1995     AMOUNT     PERCENT
                                       --------- --------  --------- ----------
                                               (DOLLARS IN THOUSANDS)
Revenues:
  Lease finance income................ $ 121,148 $ 76,528 $   44,620      58.3%
  Rental income.......................    14,607    7,029      7,578     107.8%
  Interest on Alco income tax
   deferral...........................     8,677    5,933      2,744      46.2%
  Other income........................     6,692    4,618      2,074      44.9%
                                       --------- -------- ----------
                                         151,124   94,108     57,016      60.6%
Expenses:
  Interest............................    60,255   36,400     23,855      65.5%
  General and administrative..........    41,927   26,566     15,361      57.8%
                                       --------- -------- ----------
                                         102,182   62,966     39,216      62.3%
Gain on sale of lease receivables.....     5,720    1,194      4,526     379.1%
                                       --------- -------- ----------
Income before taxes...................    54,662   32,336     22,326      69.0%
Provision for income taxes............    23,150   14,476      8,674      59.9%
                                       --------- -------- ----------
Net income............................ $  31,512 $ 17,860 $   13,652      76.4%
                                       ========= ======== ==========

 Revenues

  Total revenues increased $57.0 million or 60.6% in fiscal 1996 from fiscal 1995. Approximately 78.3% or $44.6 million of this increase in revenues was a result of increased lease finance income due to growth in the portfolio of direct financing and funded leases. During the twelve-month period from October 1, 1995 to September 30, 1996, the portfolio grew at a 43.5% rate, net of lease receivables that were sold in asset securitization transactions.

  In October 1994, the Company began offering an operating lease product to the IKON dealer network, whereby office equipment placed on long term rental to customers could be funded through the Company. In preceding years, this equipment was funded by the respective IKON dealer instead of the leasing Company. During fiscal 1996 and 1995, IKON Capital funded $27.3 million and $33.6 million, respectively. Operating leases contributed $14.6 million in rental income to total revenues during fiscal 1996 compared to $7.0 million in 1995. The increase in revenue is attributable to 1996 representing a full year of income on the rental assets.

  In both fiscal 1996 and 1995, the Company earned interest income on the deferred taxes on the IKON dealers books resulting from leases funded through the Company at a rate consistent with the Company's weighted average outside borrowing rate of interest. The Company's average rate was 6.8% for fiscal 1996 compared to 6.7% for fiscal 1995. In addition, the deferred tax base upon which these payments are calculated increased 40.3% to $157.0 million at September 30, 1996 from $111.9 million at September 30, 1995. As a result of the increased deferred tax balances, interest income on deferred taxes rose $2.7 million or 46.2% when comparing fiscal 1996 to fiscal 1995.

  Other income consists primarily of late payment charges and various billing fees. The structure of these fees has remained basically unchanged in fiscal 1996 from fiscal 1995. The growth in other income from fees is primarily due to the increased size of the lease portfolio upon which these fees are based. Overall, fee income from these sources grew by $2.1 million or 44.9%, when comparing fiscal 1996 to fiscal 1995.

 Expenses

  During fiscal 1996, average borrowings to finance the lease portfolio increased by 55.9%, to $929.1 million. The Company paid a weighted average interest rate on all borrowings for fiscal 1996 of 6.8% compared to 6.7% for fiscal 1995. Due to the combined effect of increased borrowings and an increase in the Company's overall weighted average interest rate, interest expense grew by $23.9 million or 65.5%, when comparing fiscal 1996 to fiscal 1995. At September 30, 1996, the Company's debt to equity ratio, including intercompany amounts owed to Alco, was 5.5 to 1.

  During June 1995, the Company completed the filing of a medium term note registration in the amount of $1 billion, designed to meet the Company's anticipated portfolio funding needs into fiscal 1997. This new note program was structured similar to the original $500 million medium term note program that was filed in June 1994 which was used to meet the Company's portfolio funding needs during the period July 1994 to June 1995. The medium term note program allows for the issuance of medium term notes in the public markets with maturities ranging from nine months up to ten years, through four nationally recognized investment firms. At September 30, 1996, $969.9 million of medium term notes were outstanding under these two programs with a weighted average interest rate of 6.8%.

  At September 30, 1996, the Company had outstanding notes payable to banks of $58 million, with a weighted average rate of 6.0%, compared to $173 million at September 30, 1995.

  Total general and administrative expenses grew by $15.4 million or 57.8%, when comparing fiscal 1996 to fiscal 1995. However, the general and administrative expense category for fiscal 1996 includes depreciation expense on leased equipment totaling $13.4 million compared to $5.9 million in fiscal 1995. In addition, lease bonus subsidy payments to IKON dealers were approximately $425,000 less in fiscal 1996 than in fiscal 1995, due to a reduction in the bonus subsidy payout percentage.

  Excluding the effects of the addition of approximately $7.5 million of depreciation expense on operating leases in fiscal 1996 over fiscal 1995 and the reduction of approximately $425,000 in lease bonus payments in fiscal 1996 from fiscal 1995, remaining general and administrative expenses grew approximately $8.3 million or 62.5%, when comparing fiscal 1996 to fiscal 1995. This increase includes $1.9 million in expenses related to new leasing software implemented in May 1996. Additionally, the company developed a lease marketing network with costs of $1.0 million. After excluding these expenses, general and administrative expenses grew $5.4 million or 40.4%.

 Gain on Sale of Lease Receivables

  In September 1996, the Company entered into an asset securitization transaction whereby the Company sold an undivided ownership interest in an additional $150 million in eligible direct financing lease receivables. This agreement was structured as a revolving securitization so that as collections reduce previously sold interests in this new pool of leases, additional leases can be sold up to $150 million. The Company recognized a pretax gain of $4.5 million in fiscal 1996 on this agreement.

  Under the asset securitization program entered into in September 1994, the Company sold an undivided ownership interest in $125 million of eligible direct financing lease receivables. This agreement, which expires in March 1997 but is expected to be renewed, was also structured as a revolving securitization. Under this program, new leases can be sold up to $125 million. During fiscal 1996, collections reduced previously sold interests by approximately $52.7 million. The Company sold an additional $52.7 million in net eligible direct financing leases and recognized a pretax gain of $1.2 million.

 Income Before Taxes

  Income before taxes grew by $22.3 million or 69.0%, when comparing pretax earnings for fiscal 1996 to fiscal 1995. This increase in income before taxes was essentially the effect of higher earnings on a larger portfolio base, supplemented by strong growth in interest income on deferred taxes and in other income.

  At the end of fiscal 1996, the Company entered into an additional $150 million asset securitization program and recognized a pretax gain on sale of approximately $4.5 million during fiscal 1996 in addition to the $1.2 million of 1996 pretax securitization gains related to the 1994 agreement. As mentioned above, securitization gains in fiscal 1995 were approximately $1.2 million on a pretax basis. Excluding the effect of the securitization gains from pretax income for both fiscal years 1996 and 1995, pretax income grew by $17.8 million or 57.2% in fiscal 1996 from fiscal 1995.

 Provision for Income Taxes

  The approximate $8.7 million or 59.9% increase in income taxes in fiscal 1996 from fiscal 1995 is directly attributable to the higher net income before taxes in fiscal 1996 as compared to fiscal 1995. During fiscal 1996, the Company's effective income tax rate was 42.4%, as compared to 44.8% in fiscal 1995. Excluding the valuation adjustment recorded in fiscal 1995 relating to certain stated deferred tax items, the 1995 effective tax rate would have been 42.8%.

  FISCAL 1995 COMPARED WITH FISCAL 1994

  Comparative summarized results of operations for the fiscal years ended September 30, 1995 and 1994 are set forth in the table below. This table also shows the increase in the dollar amounts of major revenue and expense items between periods, as well as the related percentage change.

                                         FISCAL YEAR
                                     ENDED SEPTEMBER 30  INCREASE (DECREASE)
                                     ------------------- ----------------------
                                       1995      1994     AMOUNT      PERCENT
                                     --------- --------- ----------  ----------
                                             (DOLLARS IN THOUSANDS)
Revenues:
  Lease finance income..............   $76,528   $61,297    $15,231       24.8%
  Rental income.....................     7,029                7,029
  Interest on Alco income tax
   deferrals........................     5,933     3,753      2,180       58.1
  Other income......................     4,618     3,061      1,557       50.9
                                     --------- --------- ----------
                                        94,108    68,111     25,997       38.2
Expenses:
  Interest..........................    36,400    25,559     10,841       42.4
  General and administrative........    26,566    20,829      5,737       27.5
                                     --------- --------- ----------
                                        62,966    46,388     16,578       35.7
                                     --------- --------- ----------
Gain on sale of lease receivables...     1,194     3,702     (2,508)     (67.7)
                                     --------- --------- ----------
Income before income taxes and
 cumulative effect of change in
 accounting principle...............    32,336    25,425      6,911       27.2
Provision for income taxes..........    14,476     9,794      4,682       47.8
                                     --------- --------- ----------
Income before cumulative effect of
 change in accounting principle.....    17,860    15,631      2,229       14.3
Cumulative effect of change in
 accounting for income taxes........                 140       (140)
                                     --------- --------- ----------
Net income..........................   $17,860   $15,771    $ 2,089       13.2
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

  Effective October 1, 1995, management decided to revert back to the prior year strategy for funding this equipment where the majority of equipment, with the exception of large transactions generally exceeding $250,000 in amount, would once again be funded by the respective IKON dealer, instead of through the Company.

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

  Total general and administrative expenses grew by $5.7 million or 27.5%, when comparing fiscal 1995 to fiscal 1994. However, the general and administrative expense category for fiscal 1995 includes depreciation expense on leased equipment totaling $5.9 million. There is no comparable depreciation expense included in general and administrative expenses for fiscal 1994. In addition, lease bonus subsidy payments to IKON dealers were approximately $1.5 million less in fiscal 1995 than in fiscal 1994, due to a reduction in the bonus subsidy percentage.

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

 Gain on Sale of Lease Receivables

  Under an asset securitization program entered into in September 1994 the Company sold an undivided ownership interest in $125 million of eligible direct financing lease receivables. This agreement, which expires in March 1997, but is expected to be renewed, was structured as a revolving securitization so that as collections reduce previously sold interests, new leases can be sold up to $125 million. During fiscal 1995, collections reduced previously sold interests by approximately $66.7 million. The Company sold an additional $66.7 million in net eligible direct financing leases and recognized gains of $1.2 million.

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

 Provision for Income Taxes

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements of IKON Capital, Inc. are submitted herewith on Pages F-1 through F-10 of this report.

QUARTERLY DATA

  The following table shows comparative summarized quarterly results for fiscal 1996 and 1995.

                                     FIRST  SECOND   THIRD  FOURTH
                                    QUARTER QUARTER QUARTER QUARTER     TOTAL
                                    ------- ------- ------- -------    --------
                                                 (IN THOUSANDS)
1996
Lease finance income............... $25,360 $28,180 $32,025 $35,583    $121,148
Interest expense...................  13,417  13,696  15,564  17,578      60,255
Income before income taxes.........  10,434  11,463  13,545  19,220(1)   54,662
Net income.........................   6,156   6,763   7,992  10,601(1)   31,512
1995
Lease finance income............... $16,183 $17,614 $20,051 $22,680    $ 76,528
Interest expense...................   7,051   8,149   9,752  11,448      36,400
Income before income taxes.........   6,907   7,120   8,377   9,932      32,336
Net income.........................   4,213   4,437   5,071   4,139      17,860

--------
(1) Includes $4.5 million gain on additional sale of lease receivables of $150 million.

    Any additional information required by this item has been omitted pursuant to General Instruction J(2)(a) of Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  The directors and executive officers of the Company are as follows:

  RICHARD P. MAIER, age 45, has been President of the Company since 1989. He joined Alco (the Company's parent) in 1981 as Controller of the Alco Automotive Group and was promoted to Division Controller of IKON Office Solutions (which includes all of the IKON dealers) in 1983. He served as Vice President of Acme Business Products (an IKON dealer) from 1984 to 1988 and became Vice President of Alco Capital in 1988.

  ROBERT M. KEARNS II, age 43, has been Vice President of the Company since 1993. He was appointed Senior Vice President and Chief Financial Officer of IKON Office Solutions in October 1996. He was Vice President--Finance of IKON from 1993 to 1996. From 1983 through 1993, Mr. Kearns was Vice President-- Finance of Copyrite, an IKON dealer located in Indianapolis, Indiana which was acquired by Alco in 1988.

  KURT E. DINKELACKER, age 43, was appointed the sole director of the Company and President of IKON Office Solutions in 1995. He has also served as an Executive Vice President of Alco since 1993. From 1993 to 1995, he was Chief Financial Officer of Alco, and was Executive Vice President--Finance of IKON Office Solutions from 1991 to 1993.

ITEM 11. EXECUTIVE COMPENSATION

  The information called for by this item has been omitted pursuant to General Instruction J(2)(c) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information called for by this item has been omitted pursuant to General Instruction J(2)(c) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  See Item 1 hereof for information concerning the relationship between the Company, Alco and the IKON dealers.

  Any additional information required by this item has been omitted pursuant to General Instruction J(2)(c) of Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Financial Statements

                                                                           PAGE
                                                                           ----
   Report of Ernst & Young LLP, Independent Auditors...................... F-1
   Balance Sheets at September 30, 1996 and 1995.......................... F-2
   Statements of Income for Fiscal Years Ended September 30, 1996, 1995
    and 1994.............................................................. F-3
   Statements of Changes in Shareholder's Equity for the Fiscal Years
    Ended September 30, 1996, 1995 and 1994............................... F-4
   Statements of Cash Flows for Fiscal Years Ended September 30, 1996,
    1995 and 1994......................................................... F-5
   Notes to Financial Statements.......................................... F-6

  Financial Statements and Schedules other than those listed above are omitted because the required information is included in the financial statements or the notes thereto or because they are inapplicable.

  (b) Exhibits

  3.1  Articles of Incorporation of the Company, filed on May 4, 1994 as
       Exhibit 3.1 to the Company's Registration Statement on Form 10, are
       incorporated herein by reference.
  3.2  Bylaws of the Company, filed on May 4, 1994 as Exhibit 3.2 to the
       Company's Registration Statement on Form 10, are incorporated herein by reference.
  4.1  Form of Fixed Rate Note and Floating Rate Note with respect to the
       Company's Medium-Term Note Program, filed as Exhibit 4 to the Company's
       Form 10-Q for the fiscal quarter ended June 30, 1994, is incorporated herein by reference.
  4.2  Pursuant to Regulation S-K item 601 (b)(4)(iii), the Company agrees to furnish to the Commission, upon request, a copy of instruments defining the rights of holders of long-term debt of the Company.
 10.1  Support Agreement, dated as of October 22, 1996, between the Company and
       Alco Standard Corporation, filed as Exhibit 10.4 to the Company's Form
       8-K dated November 12, 1996, is incorporated herein by reference.
 10.2  Receivables Transfer Agreement dated as of September 30, 1996 among IKON
       Funding, Inc., IKON Capital, Inc., Old Line Funding Corp. and Royal Bank
       of Canada, filed as Exhibit 4.1 to Alco Standard Corporation's Form 10-K
       for the fiscal year ended September 30, 1996, is incorporated herein by reference.
 10.3  Transfer Agreement dated as of September 30, 1996, filed as Exhibit 4.3 to Alco Standard Corporation's Form 10-K for the fiscal year ended
       September 30, 1996, is incorporated herein by reference.
 10.4  Indenture dated as of July 1, 1995 between the Company and Chemical
       Bank, N.A., as Trustee, filed as Exhibit 10.23 to Alco Standard
       Corporation's Form 10-K for the fiscal year ended September 30, 1995, is incorporated herein by reference.
 10.5  Distribution Agreement dated as of June 30, 1995 between the Company and various distribution agents, filed as Exhibit 10.21 to Alco Standard
       Corporation's 10-K for the fiscal year ended September 30, 1995, is incorporated herein by reference.
 10.6  Receivables Transfer Agreement dated September 23, 1994, portions of which contain confidential material, filed as Exhibit 10.21 to Alco
       Standard Corporation's Form 10-K/A for the fiscal year ended September
       30, 1994, filed on March 17, 1995, is incorporated herein by reference.
       First Amendment dated as of September 15, 1995 and Second Amendment dated as of March 15, 1996 to Receivables Transfer Agreement, filed as
       Exhibit 10.20 to Alco Standard Corporation's Report on Form 10-Q for the
       quarter ended March 31, 1996, are incorporated herein by reference.
 10.7  Indenture dated as of July 1, 1994 between the Company and Nations Bank,
       N.A., as Trustee, filed as Exhibit 4 to the Company's Registration
       Statement No. 33-53779 on Form S-3, is incorporated herein by reference.
 10.8  Distribution Agreement dated July 1, 1994, filed as Exhibit 1 to the
       Company's Form 10-Q for the fiscal quarter ended June 30, 1994 is incorporated herein by reference.
 10.9  Federal Income Tax Allocation Agreement, filed on May 4, 1994 as Exhibit
       10.1 to the Company's Registration Statement on Form 10, is incorporated herein by reference.
 10.10 Maintenance Agreement, dated as of August 15, 1991, between the Company and Alco Standard Corporation, filed on May 4, 1994 as Exhibit 10.2 to the Company's Registration Statement on Form 10, is incorporated herein by reference.
 10.11 Operating Agreement, dated as of August 15, 1991, between the Company and Alco Standard Corporation, filed on May 4, 1994 as Exhibit 10.3 to the Company's Registration Statement on Form 10, is incorporated herein by reference.
 12    Ratio of Earnings to Fixed Charges
 23    Auditors' Consent
 24    Powers of Attorney; certified resolution re: Powers of Attorney
 27    Financial Data Schedule

  (c) Reports on Form 8-K.

  On August 2, 1996, the Company filed a Current Report on Form 8-K to file under Item 5 a press release issued by its parent, Alco Standard Corporation, describing the long-term growth goals of IKON and Unisource as presented at an investors' conference and describing the expected capitalization and dividend policy of Unisource and IKON after the Unisource spin-off.

  On November 12, 1996, the Company filed a Current Report on Form 8-K to file under Item 5 the 1996 Support Agreement between Alco Standard Corporation and the Company and to report that Alco Standard Corporation had declared a special dividend consisting of 100% of the common stock of Unisource Worldwide, Inc., payable on December 31, 1996 to shareholders of record of Alco common stock on December 13, 1996.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Alco Standard Corporation

  We have audited the accompanying balance sheets of IKON Capital, Inc. (a wholly-owned subsidiary of Alco Standard Corporation) as of September 30, 1996 and 1995, and the related statements of income, changes in shareholder's equity, and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IKON Capital, Inc. at September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

                                                  /s/ Ernst & Young LLP
                                          _____________________________________
                                                    Ernst & Young LLP

Philadelphia, Pennsylvania
October 16, 1996

                               IKON CAPITAL INC.

                                 BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  SEPTEMBER 30
                                                               --------------------
                                                                  1996       1995
                                                               ----------  --------
                         ASSETS
Investments in leases (notes 3 and 4):
  Direct financing leases....................................  $1,140,851  $824,876
  Less: Unearned income......................................    (203,459) (132,428)
                                                               ----------  --------
                                                                  937,392   692,448
  Funded leases, net.........................................     313,250   178,948
                                                               ----------  --------
                                                                1,250,642   871,396
Accounts receivable..........................................      48,334    26,647
Due from Alco Standard Corporation (note 3)..................         --     26,577
Prepaid expenses and other assets............................      15,582     7,648
Leased equipment--Operating rentals at cost, less accumulated
 depreciation of 1996--$17,624; 1995-- $5,912................      31,341    25,247
Property and equipment at cost, less accumulated depreciation
 of: 1996--$2,536; 1995--$1,869 (note 2).....................       6,889     4,660
                                                               ----------  --------
    Total assets.............................................  $1,352,788  $962,175
                                                               ==========  ========
            LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
  Accounts payable and accrued expenses......................  $   42,538  $ 43,080
  Accrued interest...........................................      20,870    12,549
  Due to Alco Standard Corporation (note 3)..................      24,330       --
  Notes payable to Banks (note 5)............................      58,000   173,000
  Medium Term Notes (note 5).................................     969,900   602,000
  Deferred income taxes (note 7).............................      45,750     1,658
                                                               ----------  --------
    Total liabilities........................................   1,161,388   832,287
Shareholder's equity:
  Common Stock--$.01 par value, 1,000 shares authorized,
   issued, and outstanding
  Contributed capital........................................     112,415    82,415
  Retained earnings..........................................      78,985    47,473
                                                               ----------  --------
    Total shareholder's equity...............................     191,400   129,888
                                                               ----------  --------
Total liabilities and shareholder's equity...................  $1,352,788  $962,175
                                                               ==========  ========

                            See accompanying notes.

                               IKON CAPITAL, INC.

                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                         FISCAL YEAR ENDED
                                                            SEPTEMBER 30
                                                      -------------------------
                                                        1996     1995    1994
                                                      --------  ------- -------
Revenues:
  Lease finance income (note 2).....................  $121,148  $76,528 $61,297
  Rental income.....................................    14,607    7,029     --
  Interest on Alco income tax deferrals (note 3)....     8,677    5,933   3,753
  Other income......................................     6,692    4,618   3,061
                                                      --------  ------- -------
                                                       151,124   94,108  68,111
Expenses:
  Interest (note 3).................................    60,255   36,400  25,559
  General and administrative .......................    41,927   26,566  20,829
                                                      --------  ------- -------
                                                       102,182   62,966  46,388
Gain on sale of lease receivables (note 4)..........     5,720    1,194   3,702
                                                      --------  ------- -------
Income before income taxes and cumulative effect of
 change in accounting principle.....................    54,662   32,336  25,425
Provision for income taxes (note 7):
  Current...........................................   (20,797)   9,675  16,617
  Deferred..........................................    43,947    4,801  (6,823)
                                                      --------  ------- -------
                                                        23,150   14,476   9,794
                                                      --------  ------- -------
Income before cumulative effect of change in
 accounting principle...............................    31,512   17,860  15,631
Cumulative effect of change in accounting for income
 taxes (note 7).....................................       --       --      140
                                                      --------  ------- -------
    Net income......................................  $ 31,512  $17,860 $15,771
                                                      ========  ======= =======


                            See accompanying notes.

                               IKON CAPITAL, INC.

                 STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                 (IN THOUSANDS)

                                           COMMON CONTRIBUTED RETAINED
                                           STOCK    CAPITAL   EARNINGS   TOTAL
                                           ------ ----------- --------  --------
Balance at October 1, 1993................  $      $ 45,115   $20,842   $ 65,957
Net income................................                     15,771     15,771
Capital contribution from Alco............            8,300                8,300
Dividend paid to Alco--$7.00 per share....                     (7,000)    (7,000)
                                            ---    --------   -------   --------
Balance at September 30, 1994.............           53,415    29,613     83,028
Net income................................                     17,860     17,860
Capital contributions from Alco...........           29,000               29,000
                                            ---    --------   -------   --------
Balance at September 30, 1995.............           82,415    47,473    129,888
Net income................................                     31,512     31,512
Capital contributions from Alco...........           30,000               30,000
                                            ---    --------   -------   --------
Balance at September 30, 1996.............  $  *   $112,415   $78,985   $191,400
                                            ===    ========   =======   ========

--------
* Amount is less than one thousand dollars.


                            See accompanying notes.

                               IKON CAPITAL, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                          FISCAL YEAR ENDED
                                            SEPTEMBER 30
                                     -----------------------------
                                       1996       1995      1994
                                     ---------  --------  --------
Operating activities
Net income.........................  $  31,512  $ 17,860  $ 15,771
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation and amortization....     14,029     6,470       368
  Cumulative effect of change in
   accounting principle............        --        --       (140)
  Provision for deferred taxes.....     43,947     4,801    (6,823)
  Gain on sale of lease
   receivables.....................     (5,720)   (1,194)   (3,702)
  Changes in operating assets and
   liabilities:
    Accounts receivable............    (21,687)   (8,947)   (7,837)
    Prepaid expenses and other
     assets........................     (2,214)   (1,770)     (873)
    Accounts payable and accrued
     expenses......................       (397)   13,451    16,547
    Accrued interest...............      8,321     7,207         5
                                     ---------  --------  --------
Net cash provided by operating
 activities........................     67,791    37,878    13,316
                                     ---------  --------  --------
Investing activities
  Purchases of equipment for
   rental, net.....................    (19,456)  (31,159)      --
  Purchases of property and
   equipment, net..................     (2,896)   (1,800)   (3,109)
 Direct financing leases:
  Additions........................   (883,887) (622,855) (396,218)
  Cancellations....................    145,326   100,397    58,946
  Collections......................    290,904   195,009   176,092
  Proceeds from sale...............    202,712    66,677   125,000
 Funded leases:
  Additions........................   (268,368) (142,949)  (73,791)
  Cancellations....................     35,587    23,042    10,978
  Collections......................     98,480    44,756    35,515
                                     ---------  --------  --------
Net cash used by investing
 activities........................   (401,598) (368,882)  (66,587)
                                     ---------  --------  --------
Financing activities
  Proceeds from bank borrowings....     60,000    25,000   148,000
  Payments on bank borrowings......   (175,000) (182,000) (213,000)
  Proceeds from issuance of medium
   term notes......................    397,900   497,000   105,000
  Payments on medium term notes....    (30,000)      --        --
  Contributed capital..............     30,000    29,000     8,300
  Dividends paid...................        --        --     (7,000)
                                     ---------  --------  --------
Net cash provided by financing
 activities........................    282,900   369,000    41,300
                                     ---------  --------  --------
(Decrease) increase in amounts due
 from Alco.........................    (50,907)   37,996   (11,971)
Due from (to) Alco at beginning of
 period............................     26,577   (11,419)      552
                                     ---------  --------  --------
Due (to) from Alco at end of
 period............................  $ (24,330) $ 26,577  $(11,419)
                                     =========  ========  ========

                            See accompanying notes.

                              IKON CAPITAL, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. BUSINESS

  IKON Capital, Inc. (the "Company"), an indirect wholly-owned subsidiary of Alco Standard Corporation ("Alco"), is engaged in the business of arranging lease financing exclusively for office equipment marketed by IKON Office Solutions ("IKON") dealers, which sell and service copier equipment and facsimile machines.

2. SIGNIFICANT ACCOUNTING POLICIES

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and notes. Actual results could differ from those estimates and assumptions.

 Revenue Recognition

  Unearned lease finance income is amortized into revenue using the effective interest method over the term of the lease agreements or non-cancelable rental contracts.

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

 Pending Accounting Change

  In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. SFAS No. 125 is effective for

                              IKON CAPITAL, INC.

transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company does not believe the effect of adoption will be material.

 Interest Rate Swap Agreements

  The Company has entered into several interest rate swap agreements as a means of managing its interest rate exposure. These agreements have the effect of converting certain of the Company's variable rate obligations to fixed rate obligations. Net amounts paid or received are reflected as adjustments to interest expense.

3. AGREEMENTS BETWEEN IKON CAPITAL AND ALCO

 Cash Management Program

  The Company participates in Alco's domestic cash management program. Under this program, the Company has an account with Alco wherein cash temporarily in excess of current operating requirements earns interest at rates established by Alco. Similarly, amounts are periodically borrowed from Alco, with interest charged at market rates on borrowed funds. The Company was in a net deposit position with Alco during 1996 and 1995 and earned interest income of $2,870,000 and $1,545,000 respectively (included in interest expense). The Company was a net borrower during fiscal year 1994 and incurred net interest costs of $496,000 under this program. The Company considers its account with Alco to represent its cash balance. Accordingly, the accompanying Statements of Cash Flows present the changes in the caption "Due from (to) Alco".

 Management Fee

  Included in general and administrative expenses are corporate overhead expenses charged by Alco of $552,000 in fiscal years 1996 and 1995 and $396,000 in fiscal year 1994. These corporate charges represent management's estimate of costs incurred by Alco on behalf of IKON Capital.

 Interest on Alco Income Tax Deferrals

  The Company charges Alco interest on Alco's income tax deferrals associated with the Company's leasing transactions. Such charges were calculated at 6.8% in 1996, 6.7% in 1995 and 6% in 1994.

 The 1991 Maintenance and Operating Agreements

  The Maintenance Agreement between the Company and Alco provides that Alco will pay fees and make capital contributions to the Company in amounts sufficient to meet the restrictive financial covenants included in the Company's loan agreements (Note 5).

  In the event of default of any lease on equipment purchased by the Company from IKON dealers, the Operating Agreement requires the IKON dealer to repurchase the equipment at the net investment value of the lease on the default date. Default is defined by the Operating Agreement as any receivable becoming 120 days past due or otherwise being reasonably declared uncollectible by the Company. At September 30, 1996, 1995 and 1994, all of the Company's accounts receivable and direct financing leases, including residual values, were subject to such repurchase terms. In view of the foregoing terms of the Operating Agreement, the Company has made no provision in the accompanying financial statements for uncollectible receivables.

 The 1996 Support Agreement

  The 1996 Support Agreement between the Company and Alco provides that Alco will make a cash payment to the Company (or an investment in the form of equity or subordinated notes) as needed to comply with certain requirements. This agreement does not contain a requirement that the IKON dealers repurchase all defaulted lease contracts. In such event, the credit decision and reserves for defaulted contracts would become the responsibility of the Company. The present intent of the Company and Alco, however, is to continue the repurchase arrangement with the IKON dealers as currently in effect.

                              IKON CAPITAL, INC.

4. INVESTMENTS IN LEASES

  The Company's funded leases include certain internal lease portfolios and non-cancelable rental contracts for IKON dealers, which have been financed by the Company. Under the terms of these financing arrangements, the IKON dealer maintains the contractual relationship with the third-party customer. The IKON dealers have assigned to the Company, with full recourse, their rights under the funded leases, including the right to receive lease and rental payments and a security interest in the related equipment.

  At September 30, 1996, aggregate future minimum payments to be received, including guaranteed residual values, for each of the succeeding fiscal years under direct financing and funded leases are as follows (in thousands):

                                                             DIRECT
                                                            FINANCING   FUNDED
                                                             LEASES     LEASES
                                                            ---------  --------
        1997............................................... $ 403,897  $129,973
        1998...............................................   333,648   107,367
        1999...............................................   232,134    74,700
        2000...............................................   122,619    39,459
        2001...............................................    48,553    15,625
                                                            ---------  --------
                                                            1,140,851   367,124
        Less unearned interest.............................  (203,459)  (53,874)
                                                            ---------  --------
                                                            $ 937,392  $313,250
                                                            =========  ========

  In September 1996, IKON Capital entered into a new agreement which expires in September 1997, to sell, under an asset securitization program, an undivided ownership interest in $150,000,000 of eligible direct financing lease receivables. The September 1994 agreement for $125,000,000 expires in March 1997, but is expected to be renewed. Both agreements contain limited recourse provisions which require the Company to assign an additional amount of undivided interest in leases as a reserve to cover any potential losses to the purchaser due to uncollectible leases. As collections reduce previously sold interests, new leases can be sold up to the agreement amount. The weighted average interest rate on the 1994 agreement, which is partially fixed by two interest rate swap agreements totaling a principal/notional amount of $60,000,000 is 6.7% at September 30, 1996. In fiscal year 1996, the Company sold an additional $52,712,000 in leases, replacing leases liquidated during the year under the 1994 agreement and $150,000,000 in leases under the 1996 agreement. Under the terms of the sales agreements, the Company will continue to service the lease portfolio.

5. NOTES PAYABLE TO BANKS AND MEDIUM TERM NOTES

  Notes payable at September 30, 1996 bear interest at rates ranging from 5.18% to 6.56% (4.69% to 6.56% at September 30, 1995) and mature on various dates through August 21, 1998. The weighted average interest rate for the notes outstanding at September 30, 1996 was 6.0% (5.59% at September 30,
1995).

  On June 30, 1995, the Company increased the amount available to be offered under its medium term notes program to $1,500,000,000 or the equivalent thereof in foreign currency. The program allows the Company to offer to the public from time to time medium term notes having an aggregate initial offering price not exceeding the total program amount. These notes are offered at varying maturities of nine months or more from their dates of issue and may be subject to redemption at the option of the Company or repayment at the option of the holder, in whole or in part, prior to the maturity date in conjunction with meeting specified provisions. Interest rates are determined based on market conditions at the time of issuance. As of September 30, 1996, $969,900,000 of medium term notes are outstanding with a weighted average interest rate of 6.76%.

                              IKON CAPITAL, INC.

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

  Interest paid amounted to $51,934,000, $29,193,000 and $25,554,000 for the fiscal years ended September 30, 1996, 1995 and 1994, respectively.

  At September 30, 1996 and 1995, the fair value of the Company's notes payable to banks and medium term notes is estimated to be $1,027,028,000 and $782,029,000, respectively, using a discounted cash flow analysis. Fair values for the Company's interest rate swaps (off-balance sheet instruments) are estimated to be ($768,000) and ($1,747,000) in fiscal 1996 and 1995, respectively, based on termination of the agreements.

  Future maturities of all notes payable and medium term notes outstanding at September 30, 1996 are as follows (in thousands):

        Fiscal 1997.................................................  $  314,000
        1998........................................................     241,000
        1999........................................................     292,900
        2000........................................................     140,000
        2001........................................................      40,000
                                                                      ----------
                                                                      $1,027,900
                                                                      ==========

6. LEASE COMMITMENTS

  Total rent expense under all operating leases aggregated $1,239,000 in 1996, $955,000 in 1995, and $342,000 in 1994. At September 30, 1996, future minimum payments under noncancellable operating leases with initial or remaining terms of more than one year were: 1997-$646,000; 1998-$320,000.

7. INCOME TAXES

  Taxable income of the Company is included in the consolidated federal income tax return of Alco and all estimated tax payments and refunds, if any, are made through Alco. The provision for income taxes was determined as if the Company was a separate taxpayer. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" effective October 1, 1993. The cummulative effect of adopting SFAS No. 109 was to increase net income by $140,000 in fiscal 1994. As permitted under SFAS No. 109, prior years' financial statements were not restated.

  Provision for income taxes:

                 FISCAL YEAR ENDED SEPTEMBER 30 (IN THOUSANDS)

                                 1996               1995             1994
                           ------------------ ---------------- ----------------
                           CURRENT   DEFERRED CURRENT DEFERRED CURRENT DEFERRED
                           --------  -------- ------- -------- ------- --------
   Federal................ $(20,289) $37,057  $9,417   $  893  $15,994 $(7,308)
   State..................     (508)   6,890     258    3,908      623     485
                           --------  -------  ------   ------  ------- -------
   Income Taxes........... $(20,797) $43,947  $9,675   $4,801  $16,617 $(6,823)
                           ========  =======  ======   ======  ======= =======

                              IKON CAPITAL, INC.

   The components of deferred income tax assets and liabilities were as follows:

                          SEPTEMBER 30 (IN THOUSANDS)

                                                                1996     1995
   Deferred tax assets:                                       --------  -------
     Nondeductible reserves ................................. $    277  $   944
     Net operating loss and alternative minimum tax credit
      carryforwards..........................................   36,827   33,381
                                                              --------  -------
       Total deferred tax assets.............................   37,104   34,325
     Valuation allowance.....................................    4,586    1,110
                                                              --------  -------
       Net deferred tax assets...............................   32,518   33,215
   Deferred tax liabilities:
     Depreciation............................................      (77)    (163)
     Lease income recognition................................  (78,191) (34,710)
                                                              --------  -------
       Total deferred tax liabilities........................  (78,268) (34,873)
                                                              --------  -------
   Net deferred tax liabilities.............................. $(45,750) $(1,658)
                                                              ========  =======

   The components of the effective income tax rate were as follows:

                        FISCAL YEAR ENDED SEPTEMBER 30

                                                               1996  1995  1994
                                                               ----  ----  ----
   Taxes at federal statutory rate............................ 35.0% 35.0% 35.0%
   State taxes, net of federal benefit........................  7.6   8.4   4.4
   Other...................................................... (0.2)  1.4  (1.4)
                                                               ----  ----  ----
   Effective income tax rate.................................. 42.4% 44.8% 38.0%
                                                               ====  ====  ====

   The Company made net income tax payments (refunds), including amounts paid (received) from Alco, of ($15,639,000), $1,862,000 and $3,432,000 in fiscal years 1996, 1995 and 1994, respectively.

8. PENSION AND STOCK PURCHASE PLAN

   The Company participates in Alco's defined benefit pension plan covering the majority of its employees. The Company's policy is to fund pension costs as accrued. Pension expense recorded in 1996, 1995 and 1994 was $62,000, $43,000, and $33,600, respectively.

   The majority of the Company's employees were eligible to participate in Alco's Stock Participation Plan under which they were permitted to invest 2% to 6% of regular compensation before taxes. The Company contributed an amount equal to two-thirds of the employees' investments and all amounts were invested in Alco's common shares. Effective October 2, 1995, the Stock Participation Plan was replaced by a Retirement Savings Plan (RSP). The RSP allows employees to invest 1% to 16% of regular compensation before taxes in six different investment funds. The Company contributes an amount equal to two-thirds of the employees' investments, up to 6% of regular compensation, for a maximum company match of 4%. All Company contributions are invested in Alco's common shares. Employees vest in a percentage of the Company's contribution after two years of service, with full vesting at the completion of five years of service. In fiscal 1995, Alco charged the Company for costs related to a similar plan for eligible management employees. In prior years, this cost was paid by Alco. The Company's cost of the stock participation plans amounted to $240,000, $195,000 and $98,100 in 1996, 1995 and 1994,
respectively.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996 TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Ikon Capital, Inc.

Date: December 30, 1996
                                                   /s/ Robert M. Kearns
                                          By___________________________________
                                                  (ROBERT M. KEARNS)
                                                VICE PRESIDENT--FINANCE

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS FORM 10-K HAS BEEN SIGNED BELOW ON DECEMBER 30, 1996 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

             SIGNATURES                                   TITLE

          *Richard P. Maier               President (Principal Executive
-------------------------------------      Officer)
         (RICHARD P. MAIER)

        /s/ Robert M. Kearns              Vice President--Finance (Principal
-------------------------------------      Financial Officer and Principal
         (ROBERT M. KEARNS)                Accounting Officer)

        *Kurt E. Dinkelacker              Director
-------------------------------------
        (KURT E. DINKELACKER)

  *By his signature set forth below, Robert M. Kearns, pursuant to duly executed Powers of Attorney duly filed with the Securities and Exchange Commission, has signed this Form 10-K on behalf of the persons whose signatures are printed above, in the capacities set forth opposite their respective names.

        /s/ Robert M. Kearns                                 December 30, 1996
-------------------------------------
         (ROBERT M. KEARNS)

                               IKON CAPITAL, INC.

                               INDEX TO EXHIBITS

 EXHIBIT NO.                            TITLE                              PAGE
 -----------                            -----                              ----
    3.1      Articles of Incorporation of the Company, filed on May 4,
             1994 as Exhibit 3.1 to the Company's Registration Statement
             on Form 10, are incorporated herein by reference.
    3.2      Bylaws of the Company, filed on May 4, 1994 as Exhibit 3.2 to the Company's Registration Statement on Form 10, are
             incorporated herein by reference.
    4.1      Form of Fixed Rate Note and Floating Rate Note with respect to the Company's Medium-Term Note Program, filed as Exhibit
             4 to the Company's Form 10-Q for the fiscal quarter ended
             June 30, 1994, is incorporated herein by reference.
    4.2      Pursuant to Regulation S-K item 601 (b)(4)(iii), the
             Company agrees to furnish to the Commission, upon request, a copy of instruments defining the rights of holders of
             long-term debt of the Company.
    10.1     Support Agreement, dated as of October 22, 1996, between
             the Company and Alco Standard Corporation, filed as Exhibit
             10.4 to the Company's Form 8-K dated November 12, 1996, is incorporated herein by reference.
    10.2     Receivables Transfer Agreement dated as of September 30,
             1996 among IKON Funding, Inc., IKON Capital, Inc., Old Line
             Funding Corp. and Royal Bank of Canada, filed as Exhibit
             4.1 to Alco Standard Corporation's Form 10-K for the fiscal year ended September 30, 1996, is incorporated herein by
             reference.
    10.3     Transfer Agreement dated as of September 30, 1996, filed as
             Exhibit 4.3 to Alco Standard Corporation's Form 10-K for
             the fiscal year ended September 30, 1996, is incorporated
             herein by reference.
    10.4     Indenture dated as of July 1, 1995 between the Company and
             Chemical Bank, N.A., as Trustee, filed as Exhibit 10.23 to
             Alco Standard Corporation's Form 10-K for the fiscal year
             ended September 30, 1995, is incorporated herein by
             reference.
    10.5     Distribution Agreement dated as of June 30, 1995 between
             the Company and various distribution agents, filed as
             Exhibit 10.21 to Alco Standard Corporation's 10-K for the
             fiscal year ended September 30, 1995, is incorporated
             herein by reference.
    10.6     Receivables Transfer Agreement dated September 23, 1994,
             portions of which contain confidential material, filed as
             Exhibit 10.21 to Alco Standard Corporation's Form
             10-K/A for the fiscal year ended September 30, 1994, filed on March 17, 1995, is incorporated herein by reference.
             First Amendment dated as of September 15, 1995 and Second
             Amendment dated as of March 15, 1996 to Receivables
             Transfer Agreement, filed as Exhibit 10.20 to Alco Standard
             Corporation's Report on Form 10-Q for the quarter ended
             March 31, 1996 are incorporated herein by reference.
    10.7     Indenture dated as of July 1, 1994 between the Company and
             Nations Bank, N.A., as Trustee, filed as Exhibit 4 to the
             Company's Registration Statement No. 33-53779 on Form S-3,
             is incorporated herein by reference.
    10.8     Distribution Agreement dated July 1, 1994, filed as Exhibit
             1 to the Company's Form 10-Q for the fiscal quarter ended
             June 30, 1994 is incorporated herein by reference.
    10.9     Federal Income Tax Allocation Agreement, filed on May 4,
             1994 as Exhibit 10.1 to the Company's Registration
             Statement on Form 10, is incorporated herein by reference.
    10.10    Maintenance Agreement, dated as of August 15, 1991, between the Company and Alco Standard Corporation, filed on May 4,
             1994 as Exhibit 10.2 to the Company's Registration
             Statement on Form 10, is incorporated herein by reference.

 EXHIBIT NO.                            TITLE                             PAGE
 -----------                            -----                             ----
    10.11    Operating Agreement, dated as of August 15, 1991 between
             the Company and Alco Standard Corporation, filed on May 4,
             1994 as Exhibit 10.3 to the Company's Registration
             Statement on Form 10, is incorporated herein by reference.
    12       Ratio of Earnings to Fixed Charges
    23       Auditors' Consent
    24       Powers of Attorney; certified resolution re: Powers of
             Attorney
    27       Financial Data Schedule