Form 10-Q
period 1996-12-31
ALCO CAPITAL RESOURCE INC
filed 1997-02-14
CIK 922255

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   Form 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1996 or [_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_____ to_____

Commission file number    0-20405
                        --------------------------------------------------------

                              IKON CAPITAL, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        DELAWARE                                      23-2493042
-------------------------------            -------------------------------------
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

Yes   X   No_____
    -----

* Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes______ No _____

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1997.

Common Stock, $.01 par value per share                              1,000 shares
Registered Debt Outstanding as of January 31, 1997                $1,186,900,000

The registrant, an indirect wholly owned subsidiary of IKON Office Solutions, Inc. ("IKON") (formerly Alco Standard Corporation), meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing with the reduced disclosure format contemplated thereby.

                                     INDEX

                               IKON CAPITAL, INC.


PART I.  FINANCIAL INFORMATION
------------------------------

   Item 1.     Financial Statements (Unaudited)

               Balance Sheets--December 31, 1996 and
               September 30, 1996

               Statements of Income--Three months ended
               December 31, 1996 and December 31, 1995

               Statements of Cash Flows--Three months ended
               December 31, 1996 and December 31, 1995

               Notes to Financial Statements--December 31, 1996


   Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations


PART II.  OTHER INFORMATION
---------------------------

   Item 6.     Exhibits and Reports on Form 8-K


SIGNATURES
----------

                        PART I. FINANCIAL INFORMATION
                        -----------------------------

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)
---------------------------------------

                              IKON CAPITAL, INC.
                                BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                DECEMBER 31,       SEPTEMBER 30,
                                                   1996               1996
                                               ------------       -------------
ASSETS

Investments in leases:
  Direct financing leases                       $1,244,553          $1,140,851
  Less: Unearned income                           (221,200)           (203,459)
                                               -----------        ------------
                                                 1,023,353             937,392
  Funded leases, net                               357,468             313,250
                                               -----------        ------------
                                                 1,380,821           1,250,642

Accounts receivable                                 55,365              48,334
Prepaid expenses and other assets                   11,510              15,582
Leased equipment-operating rentals at cost
  less accumulated depreciation of:
  12/96 - $22,017  9/96 - $ 17,624                  33,828              31,341
Property and equipment at cost, less
  accumulated depreciation of:
  12/96 - $2,728  9/96 - $ 2,536                     8,143               6,889

                                               -----------        ------------
Total assets                                    $1,489,667          $1,352,788
                                               ===========        ============

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
  Accounts payable and accrued expenses            $40,365             $42,538
  Accrued interest                                   4,641              20,870
  Due to IKON Office Solutions                       7,438              24,330
  Notes payable to Banks                            40,000              58,000
  Medium Term Notes                              1,138,900             969,900
  Deferred income taxes                             51,371              45,750
                                               -----------        ------------
Total liabilities                                1,282,715           1,161,388

Shareholder's equity:
  Common Stock - $.01 par value, 1,000 shares
    authorized, issued, and outstanding
  Contributed capital                              118,415             112,415
  Retained earnings                                 88,537              78,985
                                               -----------        ------------
Total shareholder's equity                         206,952             191,400
                                               -----------        ------------
Total liabilities and shareholder's equity      $1,489,667          $1,352,788
                                               ===========        ============

See notes to financial statements.

                              IKON CAPITAL, INC.
                             STATEMENTS OF INCOME
                                (IN THOUSANDS)

                                                             THREE MONTHS ENDED
                                                                 DECEMBER 31
                                                           1996             1995
                                                      -----------        ---------
REVENUES:
  Lease finance income                                   $36,900           $25,360
  Rental income                                            4,792             3,231
  Interest on IKON income tax deferrals                    2,736             1,889
  Other income                                             1,734             1,368
                                                       ---------         ---------
                                                          46,162            31,848

EXPENSES:
  Interest                                                17,626            13,417
  General and administrative                              12,959             8,309
                                                       ---------         ---------
                                                          30,585            21,726

GAIN ON SALE OF LEASE RECEIVABLES                            613               312
                                                       ---------         ---------


INCOME BEFORE INCOME TAXES                                16,190            10,434

PROVISION FOR INCOME TAXES                                 6,638             4,278
                                                       ---------         ---------

NET INCOME                                               $ 9,552           $ 6,156
                                                       =========         =========

See notes to financial statements.

                              IKON CAPITAL, INC.
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                     THREE MONTHS ENDED
                                                                         DECEMBER 31,
                                                                --------------------------
                                                                    1996          1995
                                                                ------------  ------------
OPERATING ACTIVITIES:
Net income                                                            $9,552        $6,156
Adjustments to reconcile net income to net
  cash used in operating activities
    Depreciation and amortization                                      4,585         3,148
    Provision for deferred taxes                                       5,621         4,721
    Gain on sale of lease receivables                                   (613)         (312)
    Changes in operating assets and liabilities:
      Accounts receivable                                             (7,031)       (6,373)
      Prepaid expenses and other assets                                4,685          (279)
      Accounts payable and accrued expenses                           (2,173)           15
      Accrued interest                                               (16,229)       (8,355)
                                                                ------------  ------------
                         Net cash used                                (1,603)       (1,279)
                                                                ------------  ------------

INVESTING ACTIVITIES:
Purchases of equipment for rental, net                                (6,880)       (7,495)
Purchases of property and equipment                                   (1,446)          (24)
Direct financing leases:
  Additions                                                         (239,350)     (171,318)
  Cancellations                                                       35,751        30,177
  Collections                                                         92,205        59,451
  Proceeds from sale                                                  25,433        13,154
Funded leases:
  Additions                                                         (111,244)      (47,968)
  Cancellations                                                       16,616         8,449
  Collections                                                         50,410        16,646
                                                                ------------  ------------
                         Net cash used                              (138,505)      (98,928)
                                                                ------------  ------------

FINANCING ACTIVITIES:
Payments on bank borrowings                                          (18,000)      (40,000)
Proceeds from issuance of medium term notes                          177,000       120,000
Payments on medium term notes                                         (8,000)
Contributed capital                                                    6,000         7,000
                                                                ------------  ------------
                         Net cash provided                           157,000        87,000
                                                                ------------  ------------

DECREASE(INCREASE) IN AMOUNTS DUE TO IKON                             16,892       (13,207)
DUE (TO) FROM IKON AT BEGINNING OF PERIOD                            (24,330)       26,577
                                                                ------------  ------------
DUE (TO) FROM IKON AT END OF PERIOD                                  ($7,438)      $13,370
                                                                ============  ============

See notes to financial statements.

                               IKON CAPITAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


Note 1:   Basis of Presentation
          ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended September 30, 1996.


Note 2:   Medium Term Note Program
          ------------------------

      During the three months ended December 31, 1996, IKON Capital issued an additional $177 million under its $1.5 billion medium term note program. At December 31, 1996, $1,138.9 million of medium term notes remain outstanding with a weighted average interest rate of 6.7%, leaving $323.1 million available under this program.


Note 3:   Asset Securitization
          --------------------

      In September 1996, IKON Capital entered into a new agreement which expires in September 1997, to sell, under an asset securitization program, an undivided ownership interest in $150 million of eligible direct financing lease receivables. The September 1994 agreement for $125 million expires in March 1997, but is expected to be renewed. Under these agreements, the company sold $25.4 million in direct financing leases during the first quarter of fiscal 1997, replacing leases which had been liquidated during the quarter and recognized a pretax gain of $613,000. Under the terms of the sales agreements, the Company will continue to service the lease portfolio.

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

                 Three Months Ended December 31, 1996 Compared
                 ----------------------------------------------
                 with the Three Months Ended December 31, 1995
                 ---------------------------------------------

Comparative summarized results of operations for the three months ended December 31, 1996 and 1995 are set forth in the table below. This table also shows the increase in the dollar amounts of major revenue and expense items between periods, as well as the related percentage increase.

                                           Three Months
(dollars in thousands)                   Ended December 31          Increase
                                         -----------------          --------
                                           1996     1995      Amount   Percent
                                           ----     ----      ------   -------
Revenues:
  Lease finance income                   $36,900   $25,360    $ 11,540    45.5%
  Rental income                            4,792     3,231       1,561    48.3%
  Interest on IKON income tax deferrals    2,736     1,889         847    44.8%
  Other income                             1,734     1,368         366    26.8%
                                         -------   -------     -------
                                          46,162    31,848      14,314    44.9%

Expenses:
  Interest                                17,626    13,417       4,209    31.4%
  General and administrative              12,959     8,309       4,650    56.0%
                                         -------   -------     -------
                                          30,585    21,726       8,859    40.8%

Gain on sale of lease receivables            613       312         301    96.5%
                                         -------   -------     -------

Income before income taxes                16,190    10,434       5,756    55.2%
Provision for income taxes                 6,638     4,278       2,360    55.2%
                                         -------   -------     -------
Net income                              $  9,552  $  6,156    $  3,396    55.2%
                                         =======   =======     =======



Revenues
--------

Total revenues increased $14.3 million or 44.9% in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. Approximately 80.6% or $11.5 million of this increase in revenues was a result of increased lease finance income due to continued growth in the portfolio of direct financing and funded leases. The lease portfolio, net of lease receivables that were sold in asset securitization transactions, increased 43.4% from December 31, 1995 to December 31, 1996.

In October 1994, the Company began offering an operating lease product to the IKON dealer network, whereby office equipment placed on long term rental to customers could be funded through the Company. In preceding years, this equipment was funded by the respective IKON dealer. During the first quarters of fiscal 1997 and 1996, IKON Capital funded $6.9 million and $7.5 million, respectively. Operating leases contributed $4.8 million in rental income during the first quarter of fiscal 1997, compared to $3.2 million in the first quarter of 1996.

The Company earns interest income on the deferred tax liabilities of the IKON dealers resulting from leases funded through the Company at a rate consistent with the Company's weighted average outside borrowing rate of interest. The Company's average rate was 6.9% for the first quarter of fiscal 1997, compared to 6.8% for the first quarter of fiscal 1996. In addition, the deferred tax base upon which these payments are calculated increased 39.5% to $172.4 million at December 31, 1996 from $123.6 million at December 31, 1995. As a result of the increased deferred tax liabilities, interest income on deferred taxes rose $847,000 or 44.8% when comparing the three months ended December 31, 1996 to the three months ended December 31, 1995.

Other income consists primarily of late payment charges and various billing fees. The structure of these fees has remained basically unchanged from fiscal 1996. The growth in other income from fees is primarily due to the increased size of the lease portfolio upon which these fees are based. Overall, fee income from these sources grew by $366,000 or 26.8%, when comparing the first quarter of fiscal 1997 to the same period of fiscal 1996.

Expenses
--------

Debt to fund the lease portfolio in the form of loans from major banks and the issuance of medium term notes in the public market increased by 37.9%, to $1,178.9 million outstanding at December 31, 1996. The Company paid a weighted average interest rate on all borrowings for the first quarter of fiscal 1997 of 6.9%, compared to 6.8% for the first quarter fiscal 1996. Due to the combined effect of increased borrowings and an increase in the Company's overall weighted average interest rate, interest expense grew by $4.2 million or 31.4%, when comparing the first quarter of fiscal 1997 to fiscal 1996. At December 31, 1996, the Company's debt to equity ratio, including intercompany amounts owed to IKON was 5.7 to 1.

The Company has a $1.5 billion medium term note program that allows for the issuance of medium term notes in the public markets with maturities ranging from nine months up to ten years, through four nationally recognized investment firms. At December 31, 1996, $1,138.9 million of medium term notes were outstanding under these two programs with a weighted average interest rate of 6.7%.

At December 31, 1996, the Company had outstanding notes payable to banks of $40 million, with a weighted average rate of 6.4%, compared to $133 million at December 31, 1995.

Total general and administrative expenses for the quarter ended December 31, 1996 increased by $4.7 million or 56.0%, over the quarter ended December 31, 1995. The general and administrative expense category in the first quarter of fiscal 1997 includes depreciation expense on leased equipment totaling $4.4 million, compared to $3.0 million for the first quarter of fiscal 1996. In addition, the general and administrative expense category includes lease bonus subsidy payments to either IKON or directly to the IKON dealers, based on the level of dealer participation in the Company's leasing programs or for the funding of targeted new lease volume. During the first quarter of fiscal 1997, lease bonus subsidy payments totaled $2.1 million as compared to $449,000 during the first quarter of fiscal 1996.

Excluding the effects of depreciation expense on operating leases and lease bonus subsidy payments, remaining general and administrative expenses grew by $1.8 million or 37.2%, when comparing the first quarter of fiscal 1997 to the first quarter of fiscal 1996.

Gain on Sale of Lease Receivables
---------------------------------

In September 1996, the Company entered into an asset securitization transaction whereby the Company sold an undivided ownership interest in $150 million in eligible direct financing lease receivables. This agreement was structured as a revolving securitization so that as collections reduce previously sold interests, additional leases can be sold up to $150 million.

Under an asset securitization program entered into in September 1994, the Company sold an undivided ownership interest in $125 million of eligible direct financing lease receivables. This agreement, which expires in March 1997 but is expected to be renewed, was also structured as a revolving securitization.
Under this program, new leases can be sold up to $125 million as collections reduce previously sold lease receivables.

During the three months ended December 31, 1996, collections reduced previously sold interests under these two agreements by approximately $25.4 million. The Company sold an additional $25.4 million in net eligible direct financing leases during the first quarter of fiscal 1997 and recognized pretax gains of $613,000.

Income Before Taxes
-------------------

Income before taxes for the first quarter of fiscal 1997 increased by $58 million or 55.2% over the first quarter of fiscal 1996. This increase in income before taxes was essentially the effect of higher earnings on a larger lease portfolio base, partially offset by higher borrowing costs due to the increased debt to fund the lease portfolio and a slightly higher average interest rate in the first quarter of fiscal 1997 versus the first quarter of fiscal 1996.

Provision for Income Taxes
--------------------------

Income taxes for the first quarter of fiscal 1997 increased by $2.4 million or 55.2% over the first quarter of fiscal 1996. This increase in income taxes is directly attributable to the increase in income before taxes in the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. The effective tax rate was 41% for both the first quarter of fiscal 1997 and 1996.

Parent Company Name Change
--------------------------

On January 23, 1997, the shareholders of the Company's parent company, Alco Standard Corporation (Alco), voted to change the name of Alco to IKON Office Solutions, Inc.

                          PART II.  OTHER INFORMATION
                          ---------------------------



Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

    (a) The following Exhibits are furnished pursuant to Item 601 of Regulation S-K:

          Exhibit No. (27) Financial Data Schedule

    (b)   Reports on Form 8-K

          On November 13, 1996, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, the Amended and Restated 1996 Support Agreement with its parent, Alco Standard Corporation ("Alco"), as Exhibit 10 under Item 7 of the Form 8-K and to announce that on November 8, 1996, the Board of Directors of Alco declared a special dividend of 100% of the common stock of Unisource Worldwide, Inc., Alco's wholly-owned subsidiary, payable December 31, 1996 to shareholders of record of Alco common stock on December 13, 1996.

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


                                             IKON CAPITAL, INC.



Date February 14, 1997                       /s/Robert M. Kearns II
     -----------------                       ----------------------
                                             Robert M. Kearns II
                                             Vice President
                                             (Chief Accounting Officer)

                               Index to Exhibits
                               -----------------


Exhibit Number
--------------

    (27)       Financial Data Schedule