Form 10-Q/A
period 1996-12-31
ALCO CAPITAL RESOURCE INC
filed 1997-03-07
CIK 922255

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                  Form 10-Q/A

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

                                     INDEX

                               IKON CAPITAL, INC.


PART I.  FINANCIAL INFORMATION
------------------------------

   Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations


               The Registrant is filing this Form 10-Q/A in order to correct a typographical error contained in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Income Before Taxes". The Form 10-Q/A indicates that income before taxes for the first quarter of fiscal 1997 increased by $5.8 million or 55.2% over the first quarter of fiscal 1996, not $58 million as originally reported.


SIGNATURES
----------

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

Income Before Taxes
-------------------

Income before taxes for the first quarter of fiscal 1997 increased by $5.8 million or 55.2% over the first quarter of fiscal 1996. This increase in income before taxes was essentially the effect of higher earnings on a larger lease portfolio base, partially offset by higher borrowing costs due to the increased debt to fund the lease portfolio and a slightly higher average interest rate in the first quarter of fiscal 1997 versus the first quarter of fiscal 1996.

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


                                             IKON CAPITAL, INC.



Date March 6, 1997                           /s/Robert M. Kearns II
     -------------                           ----------------------
                                             Robert M. Kearns II
                                             Vice President
                                             (Chief Accounting Officer)