Form 10-Q
period 1997-03-31
ALCO CAPITAL RESOURCE INC
filed 1997-05-15
CIK 922255

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________

Commission file number              0-20405

                               IKON CAPITAL, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                             23-2493042
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

                                      NONE
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Yes       No

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1997.

Common Stock, $.01 par value per share                            1,000 shares
Registered Debt Outstanding as of April 30, 1997                $1,353,750,000

The registrant, an indirect wholly owned subsidiary of IKON Office Solutions, Inc ("IKON"), meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is, therefore, filing with the reduced disclosure format contemplated thereby.

                                      INDEX

                               IKON CAPITAL, INC.



PART I.  FINANCIAL INFORMATION


      Item 1.              Financial Statements (Unaudited)

                           Balance Sheets--March 31, 1997 and
                           September 30, 1996

                           Statements of Income--Three months ended March 31, 1997 and March 31, 1996 and Six months ended March 31, 1997 and March 31, 1996

                           Statements of Cash Flows--Six months ended
                           March 31, 1997 and March 31, 1996

                           Notes to Financial Statements--March 31, 1997


      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION


      Item 6.              Exhibits and Reports on Form 8-K



SIGNATURES

                         PART I . FINANCIAL INFORMATION


Item 1: Financial Statements (unaudited)

                               IKON CAPITAL, INC.
                                 BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                        March 31,     September 30,
                                                          1997            1996
Assets
Investment in leases:
     Direct financing leases                          $1,444,772       $1,140,851
     Less: Unearned income                              (253,413)        (203,459)
                                                     -----------      -----------
                                                       1,191,359          937,392
     Funded leases, net                                  395,912          313,250
                                                     -----------      -----------
                                                       1,587,271        1,250,642

Accounts receivable                                       53,176           48,334
Prepaid expenses and other assets                         12,273           15,582
Leased equipment-operating rentals at cost
     less accumulated depreciation of:
     3/97 - $25,106  9/96 - $ 17,624                      40,306           31,341
Property and equipment at cost, less
     accumulated depreciation of:
     3/97 - $2,926  9/96 - $ 2,536                         9,581            6,889

                                                     ===========      ===========
Total assets                                          $1,702,607       $1,352,788
                                                     ===========      ===========

Liabilities and shareholder's equity

Liabilities:
     Accounts payable and accrued expenses               $41,898          $42,538
     Accrued interest                                     23,208           20,870
     Due to IKON Office Solutions                         10,630           24,330
     Notes payable to Banks                               25,000           58,000
     Medium Term Notes                                 1,312,400          969,900
     Deferred income taxes                                59,650           45,750
                                                     -----------      -----------
Total liabilities                                      1,472,786        1,161,388

Shareholder's equity:
     Common Stock - $.01 par value, 1,000 shares
         authorized, issued, and outstanding
     Contributed capital                                 131,415          112,415
     Retained earnings                                    98,406           78,985
                                                     -----------      -----------
Total shareholder's equity                               229,821          191,400
                                                     ===========      ===========
Total liabilities and shareholder's equity            $1,702,607       $1,352,788
                                                     ===========      ===========


See notes to financial statements.

                               IKON CAPITAL, INC.
                              STATEMENTS OF INCOME
                                 (in thousands)

                                           Three Months Ended       Six Months Ended
                                                March 31                March 31
                                           1997        1996        1997         1996
Revenues:
    Lease finance income                 $40,657     $28,180     $77,557     $53,540
    Rental income                          5,136       3,346       9,928       6,577
    Interest on IKON tax deferrals         2,888       2,122       5,624       4,011
    Other income                           2,097       1,721       3,831       3,089
                                         -------     -------     -------     -------
                                          50,778      35,369      96,940      67,217

Expenses:
    Interest                              19,602      13,696      37,228      27,113
    General and administrative            15,113      10,487      28,072      18,796
                                         -------     -------     -------     -------
                                          34,715      24,183      65,300      45,909

Gain on sale of investment in leases         664         277       1,277         589
                                         -------     -------     -------     -------


Income before income taxes                16,727      11,463      32,917      21,897

Provision for income taxes                 6,858       4,700      13,496       8,978
                                         -------     -------     -------     -------

Net income                                $9,869      $6,763     $19,421     $12,919
                                         =======     =======     =======     =======


See notes to financial statements.

                               IKON CAPITAL, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             Six Months Ended
                                                                 March 31,
                                                             1997          1996
Operating activities:
Net income                                                 $19,421        $12,919
Adjustments to reconcile net income to net
     cash provided by operating activities
        Depreciation and amortization                        7,872          6,532
        Provision for deferred taxes                        13,900         18,808
        Gain on sale of investment in leases                (1,277)          (589)
        Changes in operating assets and liabilities:
            Accounts receivable                             (4,842)        (5,616)
            Prepaid expenses and other assets                4,586           (243)
            Accounts payable and accrued expenses             (640)         2,654
            Accrued interest                                 2,338          4,336
                                                         ---------      ---------
                              Net cash provided             41,358         38,801
                                                         ---------      ---------

Investing activities:
Purchases of leased equipment, net                         (16,447)        (9,132)
Purchases of property and equipment, net                    (3,082)        (1,043)
Direct financing leases:
     Additions                                            (619,015)      (365,156)
     Cancellations                                          87,839         60,577
     Collections                                           225,802        129,602
     Proceeds from sale                                     51,407         26,454
Funded leases:
     Additions                                            (187,360)      (163,217)
     Cancellations                                          26,587         18,462
     Collections                                            78,111         39,499
                                                         ---------      ---------
                              Net cash used               (356,158)      (263,954)
                                                         ---------      ---------

Financing activities:
Proceeds from bank borrowings                                              60,000
Payments on bank borrowings                                (33,000)       (40,000)
Proceeds from issuance of medium term notes                385,500        169,500
Payments on medium term notes                              (43,000)       (30,000)
Capital contributed by IKON                                 19,000         17,000
                                                         ---------      ---------
                              Net cash provided            328,500        176,500
                                                         ---------      ---------

Decrease (increase) in amounts due to IKON                  13,700        (48,653)
Due (to) from IKON at beginning of period                  (24,330)        26,577
                                                         =========      =========
Due (to) from IKON at end of period                       ($10,630)      ($22,076)
                                                         =========      =========

See notes to financial statements.

                               IKON Capital, Inc.
                          Notes to Financial Statements
                                 March 31, 1997

Note 1:    Basis of Presentation

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


Note 2:    Medium Term Note Program

           During the six months ended March 31, 1997, IKON Capital issued an additional $385.5 million under its $1.5 billion medium term note program. At March 31, 1997, $1,312.4 million of medium term notes remain outstanding with a weighted average interest rate of 6.7%, leaving $114.6 million available under this program.


Note 3:    Asset Securitization

           In September 1996, IKON Capital entered into a new agreement to sell, under an asset securitization program, an undivided ownership interest in $150 million of eligible direct financing lease receivables. This is in addition to an existing agreement for $125 million entered into in September 1994. Under these agreements, the company sold $51.4 million in direct financing leases during the first six months of fiscal 1997, replacing leases which had been liquidated during the period and recognized a pretax gain of approximately $1.3 million. Under the terms of the sales agreements, the Company will continue to service the lease portfolio.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction H(2) (a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations.

                   Three Months Ended March 31, 1997 Compared with the Three Months Ended March 31, 1996

Comparative summarized results of operations for the three months ended March 31, 1997 and 1996 are set forth in the table below. This table also shows the increase in the dollar amounts of major revenue and expense items between periods, as well as the related percentage increase.

                                                              Three Months
(dollars in thousands)                                       Ended March 31                  Increase
                                                         1997              1996          Amount      Percent
Revenues:
     Lease finance income                              $40,657           $28,180      $   12,477         44.3%
     Rental income                                       5,136             3,346           1,790         53.5%
     Interest on IKON tax deferrals                      2,888             2,122             766         36.1%
     Other income                                        2,097             1,721             376         21.8%
                                                     ---------         ---------       ---------
                                                        50,778            35,369          15,409         43.6%

Expenses:
     Interest                                           19,602            13,696           5,906         43.1%
     General and administrative                         15,113            10,487           4,626         44.1%
                                                     ---------         ---------       ---------
                                                        34,715            24,183          10,532         43.6%

Gain on sale of investment in leases                       664               277             387        139.7%
                                                     ---------         ---------       ----------

Income before income taxes                              16,727            11,463           5,264         45.9%
Provision for income taxes                               6,858             4,700           2,158         45.9%
                                                     ---------         ---------       ---------
Net income                                          $    9,869        $    6,763      $    3,106         45.9%
                                                     =========         =========       =========

Revenues

Total revenues increased $15.4 million or 43.6% in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. Approximately 81% or $12.5 million of this increase in revenues was a result of increased lease finance income due to continued growth in the portfolio of direct financing and funded leases. The lease portfolio, net of lease receivables that were sold in asset securitization transactions, increased 41.1% from March 31, 1996 to March 31, 1997.

Office equipment placed on rental by the IKON dealers to customers, with cancelable terms, may be funded by the Company. During the second quarters of fiscal 1997 and 1996, IKON Capital funded $9.6 million and $1.6 million, respectively. Operating leases contributed $5.1 million in rental income during the second quarter of fiscal 1997, compared to $3.3 million in the second quarter of 1996.

The Company earns interest income on the deferred tax liabilities of the IKON dealers resulting from leases funded through the Company at a rate consistent with the Company's weighted average outside borrowing rate of interest. The Company's average rate was 6.8% for both the second quarter of fiscal 1997 and the second quarter of fiscal 1996. In addition, the deferred tax base upon which these payments are calculated increased 36.8% to $185.5 million at March 31, 1997 from $135.6 million at March 31, 1996. As a result of the increased deferred tax liabilities, interest income on deferred taxes rose $766,000 or 36.1% when comparing the three months ended March 31, 1997 to the three months ended March 31, 1996.

Other income consists primarily of late payment charges and various billing fees. The structure of these fees has remained basically unchanged from fiscal 1996. The growth in other income from fees is primarily due to the increased size of the lease portfolio upon which these fees are based. Overall, fee income from these sources grew by $376,000 or 21.8%, when comparing the second quarter of fiscal 1997 to the same period of fiscal 1996.

Expenses

Debt to fund the lease portfolio in the form of loans from banks and the issuance of medium term notes in the public market increased by 43.1%, to $1,337.4 million outstanding at March 31, 1997. The Company paid a weighted average interest rate on all borrowings for the second quarters of fiscal 1997 and fiscal 1996 of 6.8%. As a result of the increased borrowings, interest expense grew by $5.9 million or 43.1%, when comparing the second quarter of fiscal 1997 to fiscal 1996. At March 31, 1997, the Company's debt to equity ratio, including intercompany amounts owed to IKON was 5.9 to 1.

Total general and administrative expenses for the quarter ended March 31, 1997 increased by $4.6 million or 44.1%, over the quarter ended March 31, 1996. The general and administrative expense category in the second quarter of fiscal 1997 includes depreciation expense on leased equipment totaling $3.7 million, compared to $3.2 million for the second quarter of fiscal 1996. In addition, the general and administrative expense category includes lease bonus subsidy payments to either IKON or directly to the IKON dealers, based on the level of dealer participation in the Company's leasing programs or for the funding of targeted new lease volume. During the second quarter of fiscal 1997, lease bonus subsidy payments totaled $3.5 million as compared to $2.1 million during the second quarter of fiscal 1996.

Excluding the effects of depreciation expense on operating leases and lease bonus subsidy payments, remaining general and administrative expenses grew by $2.8 million or 54.5%, when comparing the second quarter of fiscal 1997 to the second quarter of fiscal 1996.

Gain on Sale of Investment in Leases

In September 1996, the Company entered into an asset securitization transaction whereby the Company sold an undivided ownership interest in $150 million in eligible direct financing lease receivables. This agreement was structured as a revolving securitization so that as collections reduce previously sold interests, additional leases can be sold up to $150 million.

Under an asset securitization program entered into in September 1994, the Company sold an undivided ownership interest in $125 million of eligible direct financing lease receivables. This agreement was also structured as a revolving securitization. Under this program, new leases can be sold up to $125 million as collections reduce previously sold lease receivables.

During the three months ended March 31, 1997, collections reduced previously sold interests under these two agreements by approximately $26.0 million. The Company sold an additional $26.0 million in net eligible direct financing leases during the second quarter of fiscal 1997 and recognized pretax gains of $664,000.

Income Before Taxes

Income before taxes for the second quarter of fiscal 1997 increased by $5.3 million or 45.9% over the second quarter of fiscal 1996. This increase in income before taxes was essentially the effect of higher earnings on a larger lease portfolio base, partially offset by higher borrowing costs due to the increased debt to fund the lease portfolio.

Provision for Income Taxes

Income taxes for the second quarter of fiscal 1997 increased by $2.2 million or 45.9% over the second quarter of fiscal 1996. This increase in income taxes is directly attributable to the increase in income before taxes in the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996. The effective tax rate was 41% for both the second quarter of fiscal 1997 and 1996.

                    Six Months Ended March 31, 1997 Compared with the Six Months Ended March 31, 1996

Comparative summarized results of operations for the six months ended March 31, 1997 and 1996 are set forth in the table below. This table also shows the increase in the dollar amounts of major revenue and expense items between periods, as well as the related percentage increase.

                                                              Six Months
(dollars in thousands)                                    Ended March 31                    Increase
                                                       1997                1996           Amount      Percent
Revenues:
     Lease finance income                              $77,557           $53,540      $   24,017         44.9%
     Rental income                                       9,928             6,577           3,351         51.0%
     Interest on IKON tax deferrals                      5,624             4,011           1,613         40.2%
     Other income                                        3,831             3,089             742         24.0%
                                                     ---------         ---------      ----------
                                                        96,940            67,217          29,723         44.2%

Expenses:
     Interest                                           37,228            27,113          10,115         37.3%
     General and administrative                         28,072            18,796           9,276         49.4%
                                                     ---------         ---------       ---------
                                                        65,300            45,909          19,391         42.2%

Gain on sale of investment in leases                     1,277               589             688        116.8%
                                                     ---------         ----------     ---------

Income before income taxes                              32,917            21,897          11,020         50.3%
Provision for income taxes                              13,496             8,978           4,518         50.3%
                                                     ---------         ---------      ----------
Net income                                           $  19,421         $  12,919      $    6,502         50.3%
                                                     =========         =========      ==========

Revenues

Total revenues increased $29.7 million or 44.2% in the first six months of fiscal 1997 compared to the first six months of fiscal 1996. Approximately 80.8% or $24.0 million of this increase in revenues was a result of increased lease finance income due to continued growth in the portfolio of direct financing and funded leases. The lease portfolio, net of lease receivables that were sold in asset securitization transactions, increased 41.1% from March 31, 1996 to March 31, 1997.

Office equipment placed on rental by the IKON dealers to customers, with cancelable terms, may be funded by the Company. During the first six months of fiscal 1997 and 1996, IKON Capital funded $16.4 million and $9.1 million, respectively. Operating leases contributed $9.9 million in rental income during the first six months of fiscal 1997, compared to $6.6 million in the first six months of fiscal 1996.

The Company earns interest income on the deferred tax liabilities of the IKON dealers resulting from leases funded through the Company at a rate consistent with the Company's weighted average outside borrowing rate of interest. The Company's average rate was 6.8% for the both the first six months of fiscal 1997 and fiscal 1996. In addition, the deferred tax base upon which these payments are calculated increased 36.8% to $185.5 million at March 31, 1997 from $135.6 million at March 31, 1996. As a result of the increased deferred tax liabilities, interest income on deferred taxes rose $1.6 million or 40.2% when comparing the six months ended March 31, 1997 to the six months ended March 31, 1996.

Other income consists primarily of late payment charges and various billing fees. The structure of these fees has remained basically unchanged from fiscal 1996. The growth in other income from fees is primarily due to the increased size of the lease portfolio upon which these fees are based. Overall, fee income from these sources grew by $742,000 or 24.0%, when comparing the first six months of fiscal 1997 to the same period of fiscal 1996.

Expenses

Debt to fund the lease portfolio in the form of loans from banks and the issuance of medium term notes in the public market increased by 43.1%, to $1,337.4 million outstanding at March 31, 1997. The Company paid a weighted average interest rate on all borrowings for the first half of both fiscal 1997 and fiscal 1996 of 6.8%. As a result of the increased borrowings, interest expense grew by $10.1 million or 37.3%, when comparing the first half of fiscal 1997 to the first half of fiscal 1996. At March 31, 1997, the Company's debt to equity ratio, including intercompany amounts owed to IKON, was 5.9 to 1.

Total general and administrative expenses for the six months ended March 31, 1997 increased by $9.3 million or 49.4%, over the six months ended March 31, 1996. The general and administrative expense category in the first six months of fiscal 1997 includes depreciation expense on leased equipment totaling $7.9 million, compared to $6.2 million for the first six months of fiscal 1996. In addition, the general and administrative expense category includes lease bonus subsidy payments to either IKON or directly to the IKON dealers, based on the level of dealer participation in the Company's leasing programs or for the funding of targeted new lease volume. During the first six months of fiscal 1997, lease bonus subsidy payments totaled $5.6 million as compared to $2.6 million during the first six months of fiscal 1996.

Excluding the effects of depreciation expense on operating leases and lease bonus subsidy payments, remaining general and administrative expenses grew by $4.6 million or 46.0%, when comparing the first six months of fiscal 1997 to the first six months of fiscal 1996.

Gain on Sale of Investment in Leases

In September 1996, the Company entered into an asset securitization transaction whereby the Company sold an undivided ownership interest in $150 million in eligible direct financing lease receivables. This agreement was structured as a revolving securitization so that as collections reduce previously sold interests, additional leases can be sold up to $150 million.

Under an asset securitization program entered into in September 1994, the Company sold an undivided ownership interest in $125 million of eligible direct financing lease receivables. This agreement was also structured as a revolving securitization. Under this program, new leases can be sold up to $125 million as collections reduce previously sold lease receivables.

During the six months ended March 31, 1997, collections reduced previously sold interests under these two agreements by approximately $51.4 million. The Company sold an additional $51.4 million in net eligible direct financing leases during the first half of fiscal 1997 and recognized pretax gains of approximately $1.3 million.

Income Before Taxes

Income before taxes for the first half of fiscal 1997 increased by $11.0 million or 50.3% over the first half of fiscal 1996. This increase in income before taxes was essentially the effect of higher earnings on a larger lease portfolio base, partially offset by higher borrowing costs due to the increased debt to fund the lease portfolio.

Provision for Income Taxes

Income taxes for the first six months of fiscal 1997 increased by $4.5 million or 50.3% over the first six months of fiscal 1996. This increase in income taxes is directly attributable to the increase in income before taxes in the first half of fiscal 1997 as compared to the first half of fiscal 1996. The effective tax rate was 41% for both the first half of fiscal 1997 and 1996.

Forward-looking Information

This document contains, and other materials filed or to be filed by the Company with the Commission which are incorporated by reference herein, as well as information included in oral statements or other written statements made or to be made by the Company, contain or will contain or include, disclosures which are forward-looking statements relating to the Company or its parent, IKON, within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the 1934 Act. Such forward-looking statements address, among other things, strategic initiatives (including plans for enhancing the Company's or IKON's business through new acquisitions, information technology systems, sales strategies, market growth plans, margin enhancement initiatives, capital expenditure requirements and financing sources). Such forward-looking information is based upon management's current plans or expectations and is subject to a number of uncertainties and risks that could significantly affect the Company's and/or IKON's current plans, anticipated actions and future financial condition and results. These uncertainties and risks include, but are not limited to, those relating to IKON's successful management of an aggressive program to acquire and integrate new companies, including companies with technical services and products that are relatively new to IKON, and also including companies outside the United States, which present additional risks relating to international operations; risks and uncertainties (applicable to both the Company and IKON) relating to conducting operations in a competitive environment; delays, difficulties, technological changes and employment issues (applicable to both the Company and IKON) associated in a large-scale transformation project; debt service requirements (applicable to both the Company and IKON) including sensitivity to fluctuations in interest rates; and general economic conditions. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company or IKON.

                           PART II. OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

     (a)  The  following   Exhibits  are  furnished  pursuant  to  Item  601  of
          Regulation S-K:

             Exhibit No. (27) Financial Data Schedule

     (b)  Reports on Form 8-K

             On April 18, 1997, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, the earnings of its parent, IKON Office Solutions, Inc. for the fiscal quarter ended March 31, 1997 and the announcement of certain management changes, and the announcement that it may repurchase from time to time as much as 5 percent of its outstanding shares in open market transactions.

             On April 23, 1997, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, a Press Release issued by the Registrant's parent, IKON Office Solutions, Inc., stating that it was unaware of any reason its stock, which recently had traded down sharply, should be under pressure. The Press Release also stated that IKON knows of no material developments concerning its business or financial statements which have not been publicly disclosed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                            IKON CAPITAL, INC.



Date      May 15, 1997                      /s/ Harry G. Kozee
                                                Harry G. Kozee
                                                Vice President-Finance
                                               (Chief Accounting Officer)

                                Index to Exhibits



Exhibit Number

        (27)               Financial Data Schedule