Form 10-Q
period 1997-06-30
ALCO CAPITAL RESOURCE INC
filed 1997-08-12
CIK 922255

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______

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

Yes        No

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1997.

Common Stock, $.01 par value per share                         1,000 shares
Registered Debt Outstanding as of July 31, 1997              $1,481,250,000

The registrant, an indirect wholly owned subsidiary of IKON Office Solutions, Inc. ("IKON"), meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is, therefore, filing with the reduced disclosure format contemplated thereby.

                                      INDEX

                               IKON CAPITAL, INC.



PART I.  FINANCIAL INFORMATION


      Item 1.              Financial Statements (Unaudited)

                           Balance Sheets--June 30, 1997 and
                           September 30, 1996

                           Statements  of  Income--Three  months  ended
                           June 30, 1997 and June 30, 1996 and Nine months ended June 30, 1997 and June 30, 1996

                           Statements of Cash Flows--Nine months ended
                           June 30, 1997 and June 30, 1996

                           Notes to Financial Statements--June 30, 1997


      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION


      Item 6.              Exhibits and Reports on Form 8-K



SIGNATURES

                         PART I . FINANCIAL INFORMATION


Item 1: Financial Statements (unaudited)


                               IKON CAPITAL, INC.
                                 BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                       June 30,       September 30,
                                                         1997             1996
Assets

Investment in leases:
     Direct financing leases                          $1,529,879       $1,140,851
     Less: Unearned income                              (268,000)        (203,459)
                                                     -----------      -----------
                                                       1,261,879          937,392
     Funded leases, net                                  443,374          313,250
                                                     -----------      -----------
                                                       1,705,253        1,250,642

Cash                                                         349
Accounts receivable                                       52,098           48,334
Due  from  IKON                                           38,134
Prepaid expenses and other assets                         13,389           15,582
Leased equipment-operating rentals at cost
     less accumulated depreciation of:
     6/97 - $29,751  9/96 - $ 17,624                      43,028           31,341
Property and equipment at cost, less
     accumulated depreciation of:
     6/97 - $3,220  9/96 - $ 2,536                        11,210            6,889

                                                     ===========      ===========
Total assets                                          $1,863,461       $1,352,788
                                                     ===========      ===========

Liabilities and shareholder's equity

Liabilities:
     Accounts payable and accrued expenses               $37,464          $42,538
     Accrued interest                                      5,258           20,870
     Due to IKON                                                           24,330
     Notes payable to banks                               25,000           58,000
     Medium term notes                                 1,476,250          969,900
     Deferred income taxes                                65,924           45,750
                                                     -----------      -----------
Total liabilities                                      1,609,896        1,161,388

Shareholder's equity:
     Common Stock - $.01 par value, 1,000 shares
         authorized, issued, and outstanding
     Contributed capital                                 144,415          112,415
     Retained earnings                                   109,150           78,985
                                                     -----------      -----------
Total shareholder's equity                               253,565          191,400
                                                     ===========      ===========
Total liabilities and shareholder's equity            $1,863,461       $1,352,788
                                                     ===========      ===========


See notes to financial statements

                               IKON CAPITAL, INC.
                              STATEMENTS OF INCOME
                                 (in thousands)

                                           Three Months Ended         Nine Months Ended
                                                June 30                   June 30
                                            1997         1996        1997          1996
Revenues:
    Lease finance income                  $44,494      $32,025     $122,051      $85,565
    Rental income                           6,545        3,733       16,473       10,310
    Interest on IKON tax deferrals          3,148        2,273        8,772        6,284
    Other income                            2,090        1,584        5,921        4,673
                                           ------       ------      -------      -------
                                           56,277       39,615      153,217      106,832

Expenses:
    Interest                               22,075       15,564       59,303       42,677
    General and administrative             16,634       10,835       44,706       29,631
                                           ------       ------      -------      -------
                                           38,709       26,399      104,009       72,308

Gain on sale of investment in leases          642          329        1,919          918
                                           ------       ------      -------      -------


Income before income taxes                 18,210       13,545       51,127       35,442

Provision for income taxes                  7,466        5,553       20,962       14,531
                                           ------       ------      -------      -------

Net income                                $10,744       $7,992      $30,165      $20,911
                                           ======       ======      =======      =======

See notes to financial statements

                               IKON CAPITAL, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Nine Months Ended
                                                                  June 30
                                                             1997           1996
Operating activities:
Net income                                                 $30,165        $20,911
Adjustments to reconcile net income to net
     cash provided by operating activities
        Depreciation and amortization                       13,743         10,044
        Provision for deferred taxes                        20,174         27,014
        Gain on sale of investment in leases                (1,919)          (918)
        Changes in operating assets and liabilities:
            Accounts receivable                             (3,764)       (11,477)
            Prepaid expenses and other assets                4,112         (3,904)
            Accounts payable and accrued expenses           (5,074)          (573)
            Accrued interest                               (15,612)        (7,754)
                                                         ---------      ---------
                              Net cash provided             41,825         33,343
                                                         ---------      ---------

Investing activities:
Purchases of leased equipment, net                         (24,746)       (14,076)
Purchases of property and equipment, net                    (5,005)        (1,420)
Direct financing leases:
     Additions                                            (884,826)      (625,591)
     Cancellations                                         139,510        104,835
     Collections                                           343,578        224,383
     Proceeds from sale                                     77,251         39,571
Funded leases:
     Additions                                            (314,058)      (197,577)
     Cancellations                                          49,518         24,407
     Collections                                           134,416         52,241
                                                         ---------      ---------
                              Net cash used               (484,362)      (393,227)
                                                         ---------      ---------

Financing activities:
Proceeds from bank borrowings                                              60,000
Payments on bank borrowings                                (33,000)      (150,000)
Proceeds from issuance of medium term notes                632,350        397,900
Payments on medium term notes                             (126,000)       (30,000)
Capital contributed by IKON                                 32,000         30,000
                                                         ---------      ---------
                              Net cash provided            505,350        307,900
                                                         ---------      ---------

Decrease (increase) in amounts due to IKON                  62,813        (51,984)
Due (to) from IKON at beginning of year                    (24,330)        26,577
                                                         =========      =========
Cash and due from (to) IKON at end of period               $38,483       ($25,407)
                                                         =========      =========

See notes to financial statements.

                               IKON Capital, Inc.
                          Notes to Financial Statements
                                  June 30, 1997


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


Note 2:    Medium Term Note Program

           During the nine months ended June 30, 1997, IKON Capital issued $632.4 million under its medium term note program. In May 1997, the Company filed a shelf registration to increase the total amount of the program from $1.5 billion to $3.5 billion. At June 30, 1997, $1,476.3 million of medium term notes were outstanding with a weighted average interest rate of 6.7%. The remaining amount available under this registration statement is $1,867.8 million.


Note 3:    Asset Securitization

           In September 1996, IKON Capital entered into a new agreement to sell, under an asset securitization program, an undivided ownership interest in $150 million of eligible direct financing lease receivables. This is in addition to an existing agreement for $125 million entered into in September 1994. Under these agreements, the Company sold $77.3 million in direct financing leases during the first nine months of fiscal 1997, replacing leases which had been liquidated during the period and recognized a pretax gain of approximately $1.9 million. Under the terms of the sales agreements, the Company will continue to service the lease portfolio.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction H(2) (a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    Three Months Ended June 30, 1997 Compared with the Three Months Ended June 30, 1996

Comparative summarized results of operations for the three months ended June 30, 1997 and 1996 are set forth in the table below. This table also shows the increase in the dollar amounts of major revenue and expense items between periods, as well as the related percentage increase.

                                                              Three Months
(dollars in thousands)                                        Ended June 30                   Increase
                                                         1997             1996          Amount          Percent
Revenues:
     Lease finance income                              $44,494           $32,025      $   12,469         38.9%
     Rental income                                       6,545             3,733           2,812         75.3%
     Interest on IKON tax deferrals                      3,148             2,273             875         38.5%
     Other income                                        2,090             1,584             506         31.9%
                                                    ----------        ----------      ----------
                                                        56,277            39,615          16,662         42.1%

Expenses:
     Interest                                           22,075            15,564           6,511         41.8%
     General and administrative                         16,634            10,835           5,799         53.5%
                                                    ----------        ----------      ----------
                                                        38,709            26,399          12,310         46.6%

Gain on sale of investment in leases                       642               329             313         95.1%
                                                    ----------        ----------      ----------

Income before income taxes                              18,210            13,545           4,665         34.4%
Provision for income taxes                               7,466             5,553           1,913         34.4%
                                                    ----------        ----------      ----------
Net income                                          $   10,744        $    7,992      $    2,752         34.4%
                                                    ==========        ==========      ==========


Revenues

Total revenues increased $16.7 million or 42.1% in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. Approximately 74.8% or $12.5 million of this increase in revenues was a result of increased lease finance income due to continued growth in the portfolio of direct financing and funded leases. The lease portfolio, net of lease receivables that were sold in asset securitization transactions, increased 36.5% from June 30, 1996 to June 30, 1997.

Office equipment placed on rental by the IKON dealers to customers, with cancelable terms, may be purchased by the Company. During the third quarters of fiscal 1997 and 1996, IKON Capital purchased operating lease equipment of $8.3 million and $5.0 million, respectively. Operating leases contributed $6.5 million in rental income during the third quarter of fiscal 1997, compared to $3.7 million in the third quarter of fiscal 1996.

The Company earns interest income on the deferred tax liabilities of the IKON dealers associated with leases funded through the Company at a rate consistent with the Company's weighted average outside borrowing rate of interest. The Company's average rate was 6.7% for both the third quarter of fiscal 1997 and fiscal 1996. The deferred tax base upon which these payments are calculated increased 41.8% to $201.4 million at June 30, 1997 from $142.0 million at June 30, 1996. As a result of the increased deferred tax liabilities, interest income on deferred taxes rose $875,000 or 38.5% when comparing the three months ended June 30, 1997 to the three months ended June 30, 1996.

Other income consists primarily of late payment charges and various billing fees. The structure of these fees has remained basically unchanged from fiscal 1996. The growth in other income from fees is primarily due to the increased size of the lease portfolio upon which these fees are based. Overall, fee income from these sources grew by $506,000 or 31.9%, when comparing the third quarter of fiscal 1997 to the same period of fiscal 1996.

Expenses

Debt to fund the lease portfolio in the form of loans from banks and the issuance of medium term notes in the public market increased by 42.6%, to $1,501.3 million outstanding at June 30, 1997. The Company paid a weighted average interest rate on all borrowings for the third quarters of fiscal 1997 and fiscal 1996 of 6.7%. As a result of the increased borrowings, interest expense grew by $6.5 million or 41.8%, when comparing the third quarter of fiscal 1997 to fiscal 1996. At June 30, 1997, the Company's debt to equity ratio, including intercompany amounts due from IKON was 5.8 to 1.

Total general and administrative expenses for the quarter ended June 30, 1997 increased by $5.8 million or 53.5%, over the quarter ended June 30, 1996. The general and administrative expense category in the third quarter of fiscal 1997 includes depreciation expense on leased equipment totaling $5.2 million, compared to $3.3 million for the third quarter of fiscal 1996. In addition, the general and administrative expense category includes lease bonus subsidy payments to either IKON or directly to the IKON dealers, based on the level of dealer participation in the Company's leasing programs or for the funding of targeted new lease volume. During the third quarter of fiscal 1997, lease bonus subsidy payments totaled $2.1 million as compared to $2.0 million during the third quarter of fiscal 1996.

Excluding the effects of increased depreciation expense on operating leases and lease bonus subsidy payments, remaining general and administrative expenses grew by $3.8 million or 35.2% compared to general and administrative expenses in the third quarter of fiscal 1996. This increase is attributable to the growth in the lease portfolio.

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

Under an asset securitization program entered into in September 1994, the Company sold an undivided ownership interest in $125 million of eligible direct financing lease receivables. This agreement was also structured as a revolving securitization. Under this program, additional leases can be sold up to $125 million as collections reduce previously sold lease receivables.

During the three months ended June 30, 1997, collections reduced previously sold interests under these two agreements by approximately $25.8 million. The Company sold an additional $25.8 million in net eligible direct financing leases during the third quarter of fiscal 1997 and recognized pretax gains of $642,000.

Income Before Income Taxes

Income before income taxes for the third quarter of fiscal 1997 increased by $4.7 million or 34.4% over the third quarter of fiscal 1996. This increase in income before income taxes was essentially the effect of higher earnings on a larger lease portfolio base net of increased general and administrative expenses, partially offset by higher borrowing costs due to the increased debt to fund the lease portfolio.

Provision for Income Taxes

Income taxes for the third quarter of fiscal 1997 increased by $1.9 million or 34.4% over the third quarter of fiscal 1996. This increase in income taxes is directly attributable to the increase in income before taxes in the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996. The effective tax rate was 41% for both the third quarter of fiscal 1997 and 1996.

                    Nine Months Ended June 30, 1997 Compared with the Nine Months Ended June 30, 1996

Comparative summarized results of operations for the nine months ended June 30, 1997 and 1996 are set forth in the table below. This table also shows the increase in the dollar amounts of major revenue and expense items between periods, as well as the related percentage increase.

                                                              Nine Months
(dollars in thousands)                                       Ended June 30                     Increase
                                                        1997              1996          Amount         Percent
Revenues:
     Lease finance income                             $122,051           $85,565      $   36,486         42.6%
     Rental income                                      16,473            10,310           6,163         59.8%
     Interest on IKON tax deferrals                      8,772             6,284           2,488         39.6%
     Other income                                        5,921             4,673           1,248         26.7%
                                                       -------           -------         -------
                                                       153,217           106,832          46,385         43.4%

Expenses:
     Interest                                           59,303            42,677          16,626         39.0%
     General and administrative                         44,706            29,631          15,075         50.9%
                                                       -------           -------         -------
                                                       104,009            72,308          31,701         43.8%

Gain on sale of investment in leases                     1,919               918           1,001        109.0%
                                                       -------           -------         -------

Income before income taxes                              51,127            35,442          15,685         44.3%
Provision for income taxes                              20,962            14,531           6,431         44.3%
                                                       -------           -------         -------
Net income                                             $30,165           $20,911         $ 9,254         44.3%
                                                       =======           =======         =======


Revenues

Total revenues increased $46.4 million or 43.4% in the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996. Approximately 78.7% or $36.5 million of this increase in revenues was a result of increased lease finance income due to continued growth in the portfolio of direct financing and funded leases. The lease portfolio, net of lease receivables that were sold in asset securitization transactions, increased 36.5% from June 30, 1996 to June 30, 1997.

Office equipment placed on rental by the IKON dealers to customers, with cancelable terms, may be purchased by the Company. During the first nine months of fiscal 1997 and 1996, IKON Capital purchased operating lease equipment of $24.7 million and $14.1 million, respectively. Operating leases contributed $16.5 million in rental income during the first nine months of fiscal 1997, compared to $10.3 million in the first nine months of fiscal 1996.

The Company earns interest income on the deferred tax liabilities of the IKON dealers associated with leases funded through the Company at a rate consistent with the Company's weighted average outside borrowing rate of interest. The Company's average rate was 6.7% for the both the first nine months of fiscal 1997 and fiscal 1996. The deferred tax base upon which these payments are calculated increased 41.8% to $201.4 million at June 30, 1997 from $142.0 million at June 30, 1996. As a result of the increased deferred tax liabilities, interest income on deferred taxes rose $2.5 million or 39.6% when comparing the nine months ended June 30, 1997 to the nine months ended June 30, 1996.

Other income consists primarily of late payment charges and various billing fees. The structure of these fees has remained basically unchanged from fiscal 1996. The growth in other income from fees is primarily due to the increased size of the lease portfolio upon which these fees are based. Overall, fee income from these sources grew by $1.2 million or 26.7%, when comparing the first nine months of fiscal 1997 to the same period of fiscal 1996.

Expenses

Debt to fund the lease portfolio in the form of loans from banks and the issuance of medium term notes in the public market increased by 42.6%, to $1,501.3 million outstanding at June 30, 1997. The Company paid a weighted average interest rate on all borrowings for the first nine months of both fiscal 1997 and fiscal 1996 of 6.7%. As a result of the increased borrowings, interest expense grew by $16.6 million or 39.0%, when comparing the first nine months of fiscal 1997 to the first nine months of fiscal 1996. At June 30, 1997, the Company's debt to equity ratio, including intercompany amounts due from IKON, was 5.8 to 1.

Total general and administrative expenses for the nine months ended June 30, 1997 increased by $15.1 million or 50.9%, over the nine months ended June 30, 1996. The general and administrative expense category in the first nine months of fiscal 1997 includes depreciation expense on leased equipment totaling $13.1 million, compared to $9.6 million for the first nine months of fiscal 1996. In addition, the general and administrative expense category includes lease bonus subsidy payments to either IKON or directly to the IKON dealers, based on the level of dealer participation in the Company's leasing programs or for the funding of targeted new lease volume. During the first nine months of fiscal 1997, lease bonus subsidy payments totaled $7.7 million as compared to $4.5 million during the first nine months of fiscal 1996.

Excluding the effects of increased depreciation expense on operating leases and lease bonus subsidy payments, remaining general and administrative expenses grew by $8.4 million or 28.4% compared to general and administrative expense for the first nine months of fiscal 1996. This increase is attributable to the growth in the lease portfolio.

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

Under an asset securitization program entered into in September 1994, the Company sold an undivided ownership interest in $125 million of eligible direct financing lease receivables. This agreement was also structured as a revolving securitization. Under this program, additional leases can be sold up to $125 million as collections reduce previously sold lease receivables.

During the nine months ended June 30, 1997, collections reduced previously sold interests under these two agreements by approximately $77.3 million. The Company sold an additional $77.3 million in net eligible direct financing leases during the first nine months of fiscal 1997 and recognized pretax gains of approximately $1.9 million.

Income Before Income Taxes

Income before income taxes for the first nine months of fiscal 1997 increased by $15.7 million or 44.3% over the first nine months of fiscal 1996. This increase in income before income taxes was essentially the effect of higher earnings on a larger lease portfolio base net of increased general and administrative expenses, partially offset by higher borrowing costs due to the increased debt to fund the lease portfolio.

Provision for Income Taxes

Income taxes for the first nine months of fiscal 1997 increased by $6.4 million or 44.3% over the first nine months of fiscal 1996. This increase in income taxes is directly attributable to the increase in income before taxes in the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996. The effective tax rate was 41% for both the first nine months of fiscal 1997 and 1996.


                           FORWARD-LOOKING INFORMATION

This document contains disclosures which are forward-looking statements relating to the Company or its parent, IKON, within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the 1934 Act. Such forward-looking statements address, among other things, strategic initiatives (including plans for enhancing the Company's or IKON's business through new acquisitions, information technology systems, sales strategies, market growth plans, margin enhancement initiatives, capital expenditure requirements and financing sources). Such forward-looking information is based upon management's current plans or expectations and is subject to a number of uncertainties and risks that could significantly affect the Company's and/or IKON's current plans, anticipated actions and future financial condition and results. These uncertainties and risks include, but are not limited to, those relating to IKON's successful management of an aggressive program to acquire and integrate new companies, including companies with technical services and products that are relatively new to IKON, and also including companies outside the United States, which present additional risks relating to international operations; risks and uncertainties (applicable to both the Company and IKON) relating to conducting operations in a competitive environment; delays, difficulties, technological changes and employment issues (applicable to both the Company and IKON) associated in a large-scale transformation project; debt service requirements (applicable to both the Company and IKON) including sensitivity to fluctuation in interest rates; and general economic conditions. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company or IKON.

                           PART II. OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

     (a)  The  following   Exhibits  are  furnished  pursuant  to  Item  601  of
          Regulation S-K:

             Exhibit No. (27) Financial Data Schedule

     (b)  Reports on Form 8-K

             On April 21, 1997, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, information contained in a press release issued by its parent, IKON Office Solutions, Inc. ("IKON") announcing i) earnings for the fiscal quarter ended March 31, 1997; ii) certain management changes, and iii) its intention to repurchase from time to time as much as 5 percent of outstanding shares in open market transactions.

             On April 24, 1997, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, information contained in a press release issued by the Registrant's parent, IKON Office Solutions, Inc. ("IKON"), which stated that IKON was unaware of any reason its stock, which recently had traded down sharply, should be under pressure, and stated that IKON knew of no material developments concerning its business or financial statements which had not been publicly disclosed.

             On June 27, 1997, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, information contained in a press release issued by its parent, IKON Office Solutions, Inc. ("IKON"), which indicated that IKON's third and fourth quarter earnings would be lower than expected.

             On July 17, 1997, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, information contained in a press release issued by its parent, IKON Office Solutions, Inc. ("IKON") concerning IKON's earnings for the fiscal quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                        IKON CAPITAL, INC.


Date        August 12, 1997             /s/ Harry G. Kozee
                                        Harry G. Kozee
                                        Vice President - Finance
                                        (Chief Accounting Officer)

                                Index to Exhibits

Exhibit Number

     (27) Financial Data Schedule