Form 10-K
period 1997-10-30
ALCO CAPITAL RESOURCE INC
filed 1997-12-24
CIK 922255

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 24, 1997

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
  (Mark One)
  [X]Annual report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the fiscal year ended September 30, 1997 or [_]Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from     to

                                   FORM 10-K

                        COMMISSION FILE NUMBER 0-20405

                               ----------------

                              IKON CAPITAL, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              23-2493042
                                                  (I.R.S. EMPLOYER
    (STATE OR OTHER JURISDICTION OF              IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

    1738 BASS ROAD, MACON, GEORGIA                      31210
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The number of shares of common stock, par value $.01 per share, outstanding as of December 24, 1997 was 1,000, all of which were owned by IKON Office Solutions, Inc.

  Registered debt outstanding as of December 12, 1997 was $1,705,750,000.

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                        PAGE NO.
                                                                        --------
 ITEM 1.  BUSINESS...................................................       3
 ITEM 2.  PROPERTIES.................................................       9
 ITEM 3.  LEGAL PROCEEDINGS..........................................      10
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........      10

                                    PART II

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS........................................      10
 ITEM 6.  SELECTED FINANCIAL DATA....................................      10
 ITEM 7.  FINANCIAL INFORMATION......................................      10
 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       15
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................      15
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE...................................      15

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS...........................      16
 ITEM 11. EXECUTIVE COMPENSATION.....................................      16
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.................................................      16
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............      16

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K...................................................      16

                                    PART I

ITEM 1. BUSINESS

GENERAL

  IKON Capital, Inc. ("IKON Capital" or the "Company") formerly known as Alco Capital Resource, Inc., was formed in 1987 to provide lease financing to customers of IKON Office Solutions, Inc. ("IKON"). The Company's offices are located at 1738 Bass Road, Macon, Georgia, 31210 (telephone number 912-471-
2300). The Company is a wholly-owned subsidiary of IKON.

  IKON is a public company headquartered in Malvern, Pennsylvania. On June 19, 1996, IKON announced that it would split its two operating units into independent companies by spinning off its paper products and supply systems distribution group, Unisource Worldwide Inc., as a separate publicly owned company effective December 31, 1996. Continuing operations of IKON consist of the largest network of independent copier and office equipment marketplaces in North America and the United Kingdom, with locations in 50 states, eight Canadian provinces, in Europe and in Mexico. IKON also provides equipment services and supplies, outsourcing and imaging services, such as mailroom and copy center management, specialized document copying services and electronic imaging and file conversion. IKON also offers network consulting and design, hardware and software product interfaces, computer networking, technology training and software solutions for the networked office environment. IKON's fiscal 1997 revenues from continuing operations were $5.1 billion.

  The Company is engaged in the business of arranging lease financing exclusively for office equipment marketed by IKON's office equipment marketplaces ("IKON marketplaces"), which sell and service copier equipment and facsimile machines. The ability to offer lease financing on this equipment through IKON Capital is considered a competitive marketing advantage which more closely ties IKON to its customer base. During the 1997 fiscal year, 69% of new equipment sold by IKON marketplaces was financed through the Company. The Company and IKON will seek to increase this percentage in the future, as leasing enhances the overall profit margin on equipment and is considered an important customer retention strategy.

  The equipment financed by the Company consists of copiers, facsimile machines, and related accessories and peripheral equipment, the majority of which are produced by major office equipment manufacturers including Canon, Oce, Ricoh, and Sharp. Currently 74% of the equipment financed by the Company represents copiers, 17% fax machines, and 9% other equipment. Although equipment models vary, IKON is increasingly focusing its marketing efforts on the sale of higher segment equipment, such as copiers which produce 50 or more impressions per minute.

  The Company provides IKON with standard lease rates for use in customer quotes. However, IKON marketplaces may charge the customer more or less than IKON Capital's standard rates, and the IKON marketplace would absorb any difference resulting from any such variances from IKON Capital's standard rates.

  The Company's customer base (which consists of the end users of the equipment) is widely dispersed, with the ten largest customers representing less than 2% of the Company's total lease portfolio. The typical new lease financed by the Company averages $17,000 in amount and 45 months in duration. Although 97% of the leases are scheduled for regular monthly payments, customers are also offered quarterly, semi-annual, and other customized payment terms. In connection with its leasing activities, the Company performs billing, collection, property and sales tax filings, and provides quotes on equipment upgrades and lease-end notification. The Company also provides certain financial reporting services to the IKON marketplaces, such as a monthly report of marketplace increases in leasing activity and related statistics.

  IKON and the Company were previously parties to the 1994 Support Agreement, pursuant to which IKON agreed to make payments to the Company, if necessary, to enable the Company to maintain (i) a ratio of income before interest expense and taxes to interest expense of 1.25 times and (ii) a minimum consolidated tangible net worth of $1.00 at all times. On October 22, 1996, IKON and the Company replaced the 1994 Support Agreement with a new support agreement (the "1996 Support Agreement"). The 1996 Support Agreement is identical to the 1994 Support Agreement except that the 1996 Support Agreement requires 100% ownership of the Company by IKON, limits the leverage of debt to equity to a maximum of 6 to 1, and requires that IKON obtain the consent of two-thirds of the debtholders as a condition to assignment (see "Relationship with IKON Office Solutions"). In addition, the Company and IKON are currently parties to a maintenance agreement dated August 15, 1991 (the "1991 Maintenance Agreement") and an operating agreement dated August 15, 1991 (the "1991 Operating Agreement"), (collectively, the "1991 Maintenance and Operating Agreements") which require IKON to make payments to the Company, if necessary, to meet a specified minimum fixed charge coverage ratio and a maximum debt-to-equity ratio. In addition, the 1991 Operating Agreement requires the IKON marketplaces to repurchase all defaulted lease contracts.

  The Company has agreed not to amend the 1991 Maintenance and Operating Agreements without the consent of certain lenders under loan agreements scheduled to expire no later than August 1998. In September 1998, the Company and IKON intend to terminate the 1991 Maintenance and Operating Agreements. Although the IKON marketplaces are not subject to a repurchase obligation under the terms of the 1996 Support Agreement (as they are under the 1991 Operating Agreement), IKON and the Company presently intend to continue such repurchase practice. (See "Relationship with IKON Office Solutions" below).

TYPES OF LEASES

  The lease portfolio of the Company includes direct financing leases and funded leases. Direct financing leases are contractual obligations between the Company and the IKON customer and represent the majority of the Company's lease portfolio. Funded leases are contractual obligations between the IKON marketplace and the IKON customer which have been financed by the Company.

  Funded leases represented approximately 26% of the Company's leases as of September 30, 1997. The IKON marketplaces have assigned to the Company, with full recourse, their rights under the underlying contracts including the right to receive lease and rental payments as well as a security interest in the related equipment.

  Direct financing leases and funded leases are structured as either tax leases (from the Company's perspective) or conditional sales contracts, depending on the customer's (or, for funded leases, the IKON marketplace's) needs. The customer (or the IKON marketplace for funded leases) decides which of the two structures is desired. Under either structure, the total cost of the equipment to the customer (or to the IKON marketplace) is substantially the same (assuming the exercise of the purchase option).

 Tax Leases

  Tax leases represented 96% of the Company's total lease portfolio as of September 30, 1997. The Company or the IKON marketplace is considered to be the owner of the equipment for tax purposes during the life of these leases and receives the tax benefit associated with equipment depreciation. Tax leases are structured with a fair market value purchase option. Generally, the customer may return the equipment, continue to rent the equipment or purchase the equipment for its fair market value at the end of the lease.

  Each tax lease has a stated equipment residual value generally ranging from 0% to 25% of retail price, depending on model and term. As of September 30, 1997, the average equipment residual value for all leases in the Company's portfolio was 6.8%. Upon early termination of the lease or at the normal end of the lease term, the Company charges the IKON marketplace for the stated residual position, if any, and the equipment is returned to the IKON marketplace. Any gain or loss on the equipment's residual value is realized by the IKON marketplace.

 Conditional Sales Contracts

  Conditional sales contracts account for the remaining 4% of the total leases in the Company's portfolio. Under these arrangements, the customer is considered to be the owner of the equipment for tax purposes and would receive any tax benefit associated with equipment depreciation. Each conditional sales contract has a stated residual value of 0%. Conditional sales contracts are customarily structured with higher monthly lease payments than the tax leases and have a $1 purchase option for the equipment at lease-end. Thus, because of the higher monthly payments, the after-tax cost of the equipment to the customer (or, for funded leases, to the IKON marketplace) under a conditional sales contract is substantially the same as under a tax lease (assuming the exercise of the purchase option). Although the customer has the option of returning or continuing to rent the equipment at lease-end, the customer almost always exercises the $1 purchase option at the end of the lease term.

 Leased Equipment

  The Company also offers from time to time financing of the cost of office equipment that the IKON marketplaces maintain in inventory for short-term rental to customers. This category of leased equipment also includes equipment currently rented to customers where the rental agreements are considered to be cancelable by the customer, based on the terms and conditions of the rental contracts in effect. Under operating guidelines in effect, any equipment not physically on rental to customers for a period exceeding 120 continuous days must be repurchased by the IKON marketplaces at its current book value.

RELATIONSHIP WITH IKON OFFICE SOLUTIONS, INC.

  The Company, as the captive finance subsidiary of IKON, derives its customer base from the business sourced by its affiliates within IKON. There are several agreements and programs between the Company and IKON, which are described below.

 Support Agreements

  The Company and IKON are parties to an agreement (the "1996 Support Agreement") dated as of October 22, 1996. The Company's agreements with noteholders and other lenders generally include covenants that it will not amend the 1996 Support Agreement except under certain circumstances. (See "1996 Support Agreement", below).

  The Company and IKON were previously parties to the 1994 Support Agreement, dated as of June 1, 1994, which contained terms identical to those contained in the 1996 Support Agreement, except that the 1994 Support Agreement did not contain the requirement that IKON maintain 100% of ownership of the Company, did not limit the leverage of debt to equity to a maximum of 6 to 1, and did not contain the requirement that IKON obtain the consent of two-thirds of the debtholders as a condition to assignment. Except for these three new requirements, which are included in the 1996 Support Agreement, all of the other provisions of the 1996 Support Agreement, described below, are identical to those previously included in the 1994 Support Agreement. The 1994 Support Agreement was replaced by the 1996 Support Agreement after the Company obtained in writing from Moody's Investors Services and Standard & Poor's Rating Group confirmation that the Company's debt rating would not be downgraded as a result of the foregoing new requirements.

  The Company and IKON are also parties to a Maintenance Agreement dated August 15, 1991 and an Operating Agreement dated August 15, 1991 (the "1991 Maintenance and Operating Agreements"), which are further described below. The Company has generally agreed with its lenders pursuant to loan agreements entered into before June 1, 1994 that it will not amend the 1991 Maintenance and Operating Agreements without each such lender's consent. The remaining loan agreement will mature in August 1998, at which time the Company and IKON intend to terminate the 1991 Maintenance and Operating Agreements.

  1. THE 1996 SUPPORT AGREEMENT

  The 1996 Support Agreement between the Company and IKON provides that IKON will make a cash payment to the Company (or an investment in the form of equity or subordinated notes) as needed to comply with two requirements: i) that the Company will maintain a pre-tax interest coverage ratio (income before interest expense and taxes divided by interest expense) so that the Company's pre-tax income plus interest expense will not be less than 1.25 times interest expense, and ii) that the Company will maintain a minimum tangible net worth of $1.00. The agreement also provides that IKON will maintain 100% direct or indirect ownership of the Company.

  Pursuant to the indentures and other documentation governing debt incurred after June 1, 1994, the Company is not permitted to amend or terminate the 1996 Support Agreement unless: (a) all of the outstanding debt of the Company is repaid, or (b) approval of two-thirds of the debtholders (not including IKON, the Company, or their affiliates) for all amounts outstanding covered by the 1996 Support Agreement (generally, all debt entered into after June 1, 1994) is obtained.

  Unlike the 1991 Operating Agreement, which is further described below, the 1996 Support Agreement does not contain a requirement that the IKON marketplaces repurchase all defaulted lease contracts. The 1996 Support Agreement does not include the repurchase requirement because the Company and IKON wish to preserve the flexibility, on a prospective basis, to allow the credit risk for defaulted contracts to remain with the Company. In such event, the credit decision and reserves for defaulted contracts would become the responsibility of the Company. If the Company were responsible for the credit risk and costs associated with defaulted contracts, the Company would increase its current lease rates in order to offset these increased costs. Consequently, the Company believes that the impact of any future shift of the credit risk from the IKON marketplaces to the Company would not be material to the Company's future results of operations. The Company's (and IKON's) present intention, however, is to continue the repurchase arrangement with the IKON marketplaces as currently in effect.

  2. THE 1991 MAINTENANCE AND OPERATING AGREEMENTS

  The 1991 Maintenance Agreement provides that IKON will make a cash payment to the Company (or an investment in the form of equity or subordinated notes) as needed in amounts sufficient to meet a specified minimum fixed charge coverage ratio and a maximum debt-to-equity ratio. Earnings before fixed charges (primarily interest) must be at least 1.3 times fixed charges. The Company has satisfied this requirement independently without requiring payment or an investment from IKON. The Company's debt-to-equity ratio is limited to 6 to 1 according to the terms of the Maintenance Agreement. The Company must also maintain minimum tangible net worth of not less than $1.00.

  Pursuant to the terms of the 1991 Maintenance Agreement, the Company received capital contributions from IKON of $32 million in 1997, $30 million in 1996 and $29 million in 1995.

  The 1991 Operating Agreement requires the IKON marketplaces to repurchase all defaulted lease contracts. A default is defined in the 1991 Operating Agreement as any receivable which is past due for 120 days or is otherwise reasonably declared uncollectible by the Company. The repurchase amount is identified as the net book value of a lease on the default date.

  The 1991 Maintenance and Operating Agreements provide for modification or amendment with both parties' consent and provide for cancellation by either party upon 90 days written notice. The Company has generally agreed with its lenders in loan agreements entered into prior to June 1, 1994, however, that it will not amend the 1991 Maintenance and Operating Agreements without each such lender's consent. The remaining loan agreement will mature in August 1998, at which time the Company and IKON intend to terminate the 1991 Maintenance and Operating Agreements.

 Cash Management Program

  The Company participates in IKON's domestic Cash Management program. Under this program, the Company has an account with IKON through which cash in excess of current operating requirements is temporarily placed on deposit. Similarly, amounts are periodically borrowed from IKON. Interest is paid (or charged) by IKON on these amounts. The Company was in a net average deposit condition with IKON during 1997, 1996 and 1995 and earned interest income of approximately $5.4 million, $2.9 million and $1.5 million, respectively.

 Management Fee

  The Company is charged a management fee by IKON to cover certain corporate overhead expenses. These charges are included as general and administrative expenses in the Company's financial statements and amounted to $552,000 in each of fiscal years 1997, 1996 and 1995.

 Federal Income Tax Allocation Agreement

  IKON and the Company participate in a Federal Income Tax Allocation Agreement dated June 30, 1989, in which the Company consents to the filing of consolidated federal income tax returns with IKON. IKON agrees to collect from or pay to the Company its allocated share of any consolidated federal income tax liability or refund applicable to any period for which the Company is included in IKON's consolidated federal income tax return.

 Interest on Income Tax Deferrals

  The Company provides substantial tax benefits to IKON through the use of the installment sales method on equipment financed through the Company. Taxes deferred by IKON due to this tax treatment totaled a cumulative amount of approximately $349 million at the end of fiscal 1997. IKON pays the Company interest on the portion of these tax deferrals (approximately $219 million at the end of fiscal 1997) which arise from tax deferrals on intercompany sales. In fiscal years 1997, 1996 and 1995, interest was earned by the Company at a rate consistent with the Company's weighted average outside borrowing rate of interest. Under this method, the Company earned interest at an average rate of 6.6% in fiscal 1997 totaling $12.1 million, 6.8% in fiscal 1996 totaling $8.7 million and 6.7% in fiscal 1995 totaling $5.9 million.

 Lease Bonus Program

  The Company sponsored a lease bonus subsidy program which provided incentives to IKON marketplaces when IKON customers lease equipment from the Company. Effective October 1, 1996, the Company changed the focus of the bonus subsidy program to reimburse IKON for third party lease payoffs incurred when buying out the equipment leases of a competitor. Payments under this program can be reduced or eliminated at any time by joint agreement of the Company and IKON. During fiscal 1997, 1996 and 1995, bonus payments made to IKON marketplaces or IKON totaled $9.8 million, $6.9 million and $7.3 million, respectively.

 Credit Policies and Loss Experience

  Each IKON marketplace is responsible for developing and maintaining a formal credit policy that governs credit practices and procedures. In addition, the credit practices of the individual IKON marketplaces must be consistent with IKON's overall policies for leasing and credit approval.

  The Company presently has full recourse to the IKON marketplace for any lease which becomes past due by 120 days or more. Excluding the effect of recoveries, the gross value of leases charged back to IKON marketplaces was $51.6 million in fiscal 1997, $29.9 million in fiscal 1996 and $20.9 million in fiscal 1995. For fiscal 1997, 1996 and 1995, the gross chargebacks represented 2.7%, 2.3% and 2.4%, respectively, of the average portfolio balances during the year.

  Reserves for credit losses are maintained by the IKON marketplaces and IKON. On a monthly basis, the Company reports the respective net investment value of the lease portfolio to each IKON marketplace so the IKON marketplace can properly accrue the credit loss reserve balance. In accordance with IKON policy, each IKON marketplace must maintain aggregate reserves of at least 3% of the IKON marketplace's total portfolio

(including $275 million of net leases sold under an asset securitization agreement being serviced by the Company). Reserves maintained for fiscal 1997 and 1996, as a percentage of the leasing portfolio at fiscal year end, were 3.4% and 3.8%, respectively.

  Delinquencies remained at a consistent level for fiscal 1997 and 1996. During this two-year period, accounts classified as current (less than 30 days past due) ranged from 85% to 89% of the total portfolio balance on a monthly basis. The aging of the Company's lease portfolio receivables at September 30, 1997 (excluding $275 million of net lease receivables sold under an asset securitization agreement being serviced by the Company) was as follows:

                                                          (DOLLARS IN MILLIONS)
Current.................................................. $   1,981.5      89.4%
Over 30 days.............................................       120.0       5.4%
Over 60 days.............................................        67.7       3.1%
Over 90 days.............................................        46.2       2.1%
                                                          -----------  ---------
                                                          $   2,215.4     100.0%
                                                                       =========
Less:
  Unearned interest......................................      (376.0)
                                                          -----------
                                                          $   1,839.4
                                                          ===========

FUNDING

  Prior to July 1994, the majority of the Company's debt funding was through privately placed term notes with banks and an insurance company. The Company follows a policy of matching the maturities of borrowed funds to the average life of the leases being financed in order to minimize the impact of interest rate changes on its operations. All notes carry terms of one to three years and are either at fixed interest rates or have had the interest rate fixed through interest rate swap contracts. (See Note 5 to the Company's Financial Statements on page F-9 hereof). Covenants in the note agreements entered into before July 1994 include a minimum fixed charge coverage requirement of 1.3 times fixed charges and a maximum debt-to-equity ratio of 6 to 1. Also, there is a covenant in each such note agreement which requires each lender's consent to any amendment to the 1991 Maintenance and Operating Agreements (see page 6 hereof for a description of the 1991 Maintenance and Operating Agreements). As of September 30, 1997, the amounts outstanding under these note agreements totaled $25 million.

  Prior to July 1994, the only other funding sources for the Company were capital contributions and advances received from IKON. As of September 30, 1997, the Company's total shareholder's equity was $266.0 million, of which $144.4 million consisted of contributed capital.

  Effective July 1, 1994, the Company commenced a medium term note program of $500 million which was fully subscribed as of July 1995. On June 30, 1995, the Company increased the amount available to be offered under this medium term note program by $1 billion and on May 21, 1997, the Company further increased the amount available by $2 billion. The program allows the Company to offer to the public from time to time medium term notes having an aggregate initial offering price not exceeding the total program amount. These notes are offered at varying maturities of nine months or more from their dates of issue and may be subject to redemption at the option of the Company, in whole or in part, prior to the maturity date in conjunction with meeting specified provisions. Interest rates are determined based on market conditions at the time of issuance. As of September 30, 1997, $1,542.3 million of medium term notes were outstanding with a weighted average interest rate of 6.6%.

  The Company has entered into asset securitization agreements for $275 million of eligible direct financing lease receivables that expire in March 1998 ($125 million) and September 1998 ($150 million). The agreements contain limited recourse provisions which require the Company to assign an additional undivided interest in leases to cover any potential losses to the purchaser due to uncollectible leases. As collections reduce previously sold interests, new leases can be sold up to the agreement amount. In fiscal 1997, the Company sold an additional $103.4 million in leases, replacing leases paid/collected during the year and recognized pretax gains of $2.6 million. Under the terms of the sales agreements, the Company will continue to service the lease portfolios sold.

EMPLOYEES

  At September 30, 1997, the Company had approximately 261 employees. Employee relations are considered to be good.

PROPRIETARY MATTERS

  Other than the "IKON Capital" trade name and service mark, the Company has no names, trademarks, trade names, or service marks which are used in the conduct of its business. The Company has been sued by a third party who has alledged that the Company's use of the name "IKON Capital" infringes on its proprietary rights. The parties are presently in settlement discussions and the Company believes that the lawsuit may be resolved shortly. The Company does not believe that the outcome of such settlement discussions (or a judicial determination adverse to the Company in a court of law) would have a material adverse effect on the Company's operations taken as a whole.

COMPETITION AND GOVERNMENT REGULATION

  The finance business in which the Company is engaged is highly competitive. Competitors include leasing companies, commercial finance companies, commercial banks and other financial institutions.

  The Company competes primarily on the basis of financing rates, customer convenience and quality customer service. IKON marketplaces offer financing by the Company at the time equipment is leased or sold to the customer, reducing the likelihood that the customer will contact outside funding sources. There is a communications network between the Company and the IKON marketplaces to allow prompt transmittal of customer and product information. Contract documentation is straightforward and clearly written, so that financings are completed quickly and to the customer's satisfaction. Finally, both the Company and the IKON marketplaces are firmly committed to providing excellent customer service over the duration of the contract.

  Certain states have enacted retail installment sales or installment loan statutes relating to consumer credit, the terms of which vary from state to state. The Company does not generally extend consumer credit as defined in those statutes.

  The financing activities of the Company are dependent upon sales or leases of office equipment by the IKON marketplaces, who are subject to substantial competition by both independent office equipment dealers and the direct sales forces of office equipment manufacturers. IKON is the largest network of independent copier and office equipment dealers in North America and in the United Kingdom. IKON marketplaces compete on the basis of price, quality of service and product performance.

ITEM 2. PROPERTIES

  The Company's operations are located in Macon, Georgia and occupy approximately 70,000 square feet. In addition, IKON utilizes approximately 27,000 square feet in adjacent facilities owned by the Company for a corporate-wide data center and financial processing center. The Company uses its facility for normal operating activities such as lease processing, customer service, billing and collections. Certain specialized services (such as legal, accounting, treasury, tax and audit services) are also performed for the Company at IKON's corporate headquarters located in Malvern, Pennsylvania. The Company's facilities are deemed adequate by management to conduct the Company's business.

  Any additional information called for by this item has been omitted pursuant to General Instruction J(2)(d).

ITEM 3. LEGAL PROCEEDINGS

  A number of ordinary course legal proceedings are pending against the Company. However, there are no material pending legal proceedings to which the Company is a party (or to which any of its property is subject). To the Company's knowledge, no material legal proceedings are contemplated by governmental authorities against the Company or any of its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No response to this item is required.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  All outstanding shares of the Company's common stock are currently owned by IKON Office Solutions, Inc. Therefore, there is no market for the Company's common stock. No dividends were paid in fiscal 1997, 1996 or 1995. The Company and IKON will, from time to time, determine the appropriate capitalization for the Company, which will, in part, affect any future payment of dividends to IKON or capital contributions to the Company.

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

YEAR 2000 COSTS

  In July 1996, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue 96-14, Accounting for the Costs Associated with Modifying Computer Software for the Year 2000, which provides that costs associated with modifying computer software for the year 2000 be expensed as incurred. The Company is assessing the extent of the necessary modifications to its computer software.

FISCAL 1997 COMPARED WITH FISCAL 1996

  Comparative summarized results of operations for the fiscal years ended September 30, 1997 and 1996 are set forth in the table below. This table also shows the increase in the dollar amounts of major revenue and expense items between periods, as well as the related percentage change.

                                         FISCAL YEAR
                                     ENDED SEPTEMBER 30  INCREASE (DECREASE)
                                     ------------------- ----------------------
                                       1997      1996     AMOUNT      PERCENT
                                     --------- --------- ----------  ----------
                                             (DOLLARS IN THOUSANDS)
Revenues:
  Lease finance income.............. $ 170,505 $ 121,148 $   49,357      40.7%
  Rental income.....................    24,012    14,607      9,405      64.4%
  Interest on IKON income tax defer-
   ral..............................    12,134     8,677      3,457      39.8%
  Other income......................     7,638     6,692        946      14.1%
                                     --------- --------- ----------
                                       214,289   151,124     63,165      41.8%
Expenses:
  Interest..........................    83,536    60,255     23,281      38.6%
  General and administrative........    61,790    41,927     19,863      47.4%
                                     --------- --------- ----------
                                       145,326   102,182     43,144      42.2%
Gain on sale of lease receivables...     2,602     5,720     (3,118)    (54.5%)
                                     --------- --------- ----------
Income before taxes.................    71,565    54,662     16,903      30.9%
Provision for income taxes..........    28,984    23,150      5,834      25.2%
                                     --------- --------- ----------
Net income.......................... $  42,581 $  31,512 $   11,069      35.1%
                                     ========= ========= ==========

 Revenues

  Total revenues increased $63.2 million or 41.8% in fiscal 1997 from fiscal 1996. Approximately 78.1% or $49.4 million of this increase in revenues was a result of increased lease finance income due to growth in the portfolio of direct financing and funded leases. The lease portfolio, net of lease receivables that were sold in asset securitization transactions, increased 47.1% from September 30, 1996 to September 30, 1997.

  Office equipment placed on rental by the IKON marketplaces to customers with cancelable terms may be purchased by the Company. During fiscal 1997 and 1996, IKON Capital purchased operating lease equipment of $48.5 million and $27.3 million, respectively. Operating leases contributed $24.0 million in rental income to total revenues during fiscal 1997 compared to $14.6 million in fiscal 1996.

  The Company earns interest income on the deferred tax liabilities of the IKON marketplaces associated with leases funded through the Company at a rate consistent with the Company's weighted average outside borrowing rate of interest. The Company's average rate was 6.6% for fiscal 1997 compared to 6.8% for fiscal 1996. In addition, the deferred tax base upon which these payments are calculated increased 39.5% to $219 million at September 30, 1997 from $157 million at September 30, 1996. As a result of the increased deferred tax balances, net of the decrease in interest rates, interest income on deferred taxes rose $3.5 million or 39.8% when comparing fiscal 1997 to fiscal 1996.

  Other income consists primarily of late payment charges and various billing fees. The structure of these fees has remained basically unchanged from fiscal 1996. The growth in other income from fees is primarily due to the increased size of the lease portfolio upon which these fees are based. Overall, fee income from these sources grew by $946,000 or 14.1%, when comparing fiscal 1997 to fiscal 1996.

 Expenses

  Average borrowings to finance the lease portfolio increased by 52.5%, to $1,416.9 million. The Company paid a weighted average interest rate on all borrowings for fiscal 1997 of 6.6% compared to 6.8% for fiscal 1996. As a result of increased borrowings and a decrease in the Company's overall weighted average interest rate, interest expense grew by $23.3 million or 38.6%, when comparing fiscal 1997 to fiscal 1996. At September 30, 1997, the Company's debt to equity ratio was 5.9 to 1.

  During May 1997, the Company completed the filing of a medium term note registration in the amount of $2 billion, designed to meet the Company's anticipated portfolio funding needs into fiscal 1999. This new note program was structured similar to the original $500 million medium term note program that was filed in June 1994 and the $1 billion medium term note program that was filed in June 1995 which was used to meet the Company's portfolio funding needs during the period July 1994 to June 1997. The medium term note program allows for the issuance of medium term notes in the public markets with varying maturities of nine months or more from their dates of issuance, through four nationally recognized investment firms. At September 30, 1997, approximately $1.5 billion of medium term notes were outstanding under these programs with a weighted average interest rate of 6.6%, while approximately $1.6 billion remains available under this program.

  At September 30, 1997, the Company had outstanding notes payable to banks of $25 million, with a weighted average rate of 6.6%, compared to $58 million at September 30, 1996.

  Total general and administrative expenses grew by $19.9 million or 47.4%, when comparing fiscal 1997 to fiscal 1996. However, the general and administrative expense category for fiscal 1997 includes depreciation expense on leased equipment totaling $19.8 million compared to $13.4 million in fiscal 1996. In addition, lease bonus subsidy payments were approximately $2.9 million more in fiscal 1997 than in fiscal 1996. Excluding the effects of increased depreciation expense on operating leases and lease bonus subsidy payments, remaining general and administrative expenses grew approximately $10.5 million or 48.4%, when comparing fiscal 1997 to fiscal 1996. This increase is attributable to the growth in the lease portfolio.

 Gain on Sale of Lease Receivables

  The Company has asset securitization agreements for $275 million of eligible direct financing lease receivables that expire in March 1998 ($125 million) and September 1998 ($150 million). As collections reduce previously sold interests, new leases can be sold up to the agreement amount. During fiscal 1997, collections reduced previously sold interests by approximately $103.4 million on these two agreements. The Company sold an additional $103.4 million in net eligible direct financing leases during fiscal 1997 and recognized a pretax gain of $2.6 million.

 Income Before Taxes

  Income before taxes grew by $16.9 million or 30.9%, when comparing pretax earnings for fiscal 1997 to fiscal 1996. This increase in income before taxes was essentially the effect of higher earnings on a larger portfolio base, net of increased general and administrative expenses, partially offset by higher borrowing costs due to the increase in debt to fund the lease portfolio.

  At the end of fiscal 1996, the Company entered into an additional $150 million asset securitization program and recognized a pretax gain on sale of approximately $4.5 million during fiscal 1996 in addition to the $1.2 million of 1996 pretax securitization gains related to the 1994 agreement. As mentioned above, securitization gains in fiscal 1997 were approximately $2.6 million on a pretax basis. Excluding the effect of the securitization gains from pretax income for both fiscal years 1997 and 1996, pretax income grew by $20.0 million or 40.9% in fiscal 1997 from fiscal 1996.

 Provision for Income Taxes

  Income taxes for fiscal 1997 increased by $5.8 million or 25.2% over fiscal 1996. The increase in income taxes is directly attributable to the increase in income before taxes in fiscal 1997 as compared to fiscal 1996. During fiscal 1997, the Company's effective income tax rate was 40.5%, as compared to 42.4% in fiscal 1996.

FISCAL 1996 COMPARED WITH FISCAL 1995

  Comparative summarized results of operations for the fiscal years ended September 30, 1996 and 1995 are set forth in the table below. This table also shows the increase in the dollar amounts of major revenue and expense items between periods, as well as the related percentage change.

                                           FISCAL YEAR
                                        ENDED SEPTEMBER 30 INCREASE (DECREASE)
                                        ----------------------------------------
                                          1996      1995    AMOUNT     PERCENT
                                        --------- ------------------- ----------
                                                (DOLLARS IN THOUSANDS)
Revenues:
  Lease finance income................. $ 121,148 $ 76,528 $   44,620     58.3%
  Rental income........................    14,607    7,029      7,578    107.8%
  Interest on IKON income tax deferral.     8,677    5,933      2,744     46.2%
  Other income.........................     6,692    4,618      2,074     44.9%
                                        --------- -------- ----------
                                          151,124   94,108     57,016     60.6%
Expenses:
  Interest.............................    60,255   36,400     23,855     65.5%
  General and administrative...........    41,927   26,566     15,361     57.8%
                                        --------- -------- ----------
                                          102,182   62,966     39,216     62.3%
Gain on sale of lease receivables......     5,720    1,194      4,526    379.1%
                                        --------- -------- ----------
Income before taxes....................    54,662   32,336     22,326     69.0%
Provision for income taxes.............    23,150   14,476      8,674     59.9%
                                        --------- -------- ----------
Net income............................. $  31,512 $ 17,860 $   13,652     76.4%
                                        ========= ======== ==========

 Revenues

  Total revenues increased $57.0 million or 60.6% in fiscal 1996 from fiscal 1995. Approximately 78.3% or $44.6 million of this increase in revenues was a result of increased lease finance income due to growth in the portfolio of direct financing and funded leases. During the twelve-month period from September 30, 1995 to September 30, 1996, the portfolio grew at a 43.5% rate, net of lease receivables that were sold in asset securitization transactions.

  In October 1994, the Company began offering an operating lease product to the IKON marketplaces whereby office equipment placed on rental to customers with cancelable terms may be purchased by the Company. In preceding years, this equipment was financed by the respective IKON marketplace instead of the leasing Company. During fiscal 1996 and 1995, the Company purchased operating lease equipment of $27.3 million and $33.6 million, respectively. Operating leases contributed $14.6 million in rental income during fiscal 1996 compared to $7.0 million in 1995. The increase in revenue is attributable to 1996 representing a full year of income on the rental assets.

  In both fiscal 1996 and 1995, the Company earned interest income on the deferred taxes on the IKON marketplaces books resulting from leases funded through the Company at a rate consistent with the Company's weighted average outside borrowing rate of interest. The Company's average rate was 6.8% for fiscal 1996 compared to 6.7% for fiscal 1995. In addition, the deferred tax base upon which these payments are calculated increased 40.3% to $157 million at September 30, 1996 from $112 million at September 30, 1995. As a result of the increased deferred tax balances, interest income on deferred taxes rose $2.7 million or 46.2% when comparing fiscal 1996 to fiscal 1995.

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

 Expenses

  During fiscal 1996, average borrowings to finance the lease portfolio increased by 55.9%, to $929.1 million. The Company paid a weighted average interest rate on all borrowings for fiscal 1996 of 6.8% compared to 6.7% for fiscal 1995. Due to the combined effect of increased borrowings and an increase in the Company's overall weighted average interest rate, interest expense grew by $23.9 million or 65.5%, when comparing fiscal 1996 to fiscal 1995. At September 30, 1996, the Company's debt to equity ratio, including intercompany amounts owed to IKON, was 5.5 to 1.

  During June 1995, the Company completed the filing of a medium term note registration in the amount of $1 billion, designed to meet the Company's anticipated portfolio funding needs into fiscal 1997. This new note program was structured similar to the original $500 million medium term note program that was filed in June 1994 which was used to meet the Company's portfolio funding needs during the period July 1994 to June 1995. The medium term note program allows for the issuance of medium term notes in the public markets with varying maturities of nine months or more from their dates of issuance, through four nationally recognized investment firms. At September 30, 1996, $969.9 million of medium term notes were outstanding under these two programs with a weighted average interest rate of 6.8%.

  At September 30, 1996, the Company had outstanding notes payable to banks of $58 million, with a weighted average rate of 6.0%, compared to $173 million at September 30, 1995.

  Total general and administrative expenses grew by $15.4 million or 57.8%, when comparing fiscal 1996 to fiscal 1995. However, the general and administrative expense category for fiscal 1996 includes depreciation expense on leased equipment totaling $13.4 million compared to $5.9 million in fiscal 1995. In addition, lease bonus subsidy payments to IKON marketplaces were approximately $425,000 less in fiscal 1996 than in fiscal 1995, due to a reduction in the bonus subsidy payout percentage.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  (No response to this item is required.)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements of IKON Capital, Inc. are submitted herewith on Pages F-1 through F-11 of this report.

QUARTERLY DATA

  The following table shows comparative summarized quarterly results for fiscal 1997 and 1996.

                         FIRST QUARTER SECOND QUARTER THIRD QUARTER FOURTH QUARTER  TOTAL
                         ------------- -------------- ------------- -------------- --------
                                                   (IN THOUSANDS)
1997
Lease finance income....    $36,900       $40,657        $44,494       $48,454     $170,505
Interest expense........     17,626        19,602         22,075        24,233       83,536
Income before income
 taxes..................     16,190        16,727         18,210        20,438       71,565
Net income..............      9,552         9,869         10,744        12,416       42,581
1996
Lease finance income....    $25,360       $28,180        $32,025       $35,583     $121,148
Interest expense........     13,417        13,696         15,564        17,578       60,255
Income before income
 taxes..................     10,434        11,463         13,545        19,220(1)    54,662
Net income..............      6,156         6,763          7,992        10,601(1)    31,512

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

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  The directors and executive officers of the Company are as follows:

  RICHARD P. MAIER, age 46, has been President of the Company since 1989. He joined IKON (the Company's parent) in 1981 as Controller of the Alco Automotive Group and was promoted to Division Controller of IKON Office Solutions (which includes all of the IKON marketplaces) in 1983. He served as Vice President of Acme Business Products (an IKON company) from 1984 to 1988 and became Vice President of IKON Capital in 1988.

  HARRY G. KOZEE, age 42, has been Vice President--Finance of the Company since 1993. He joined the Company in 1991 and was promoted to Controller in 1992.

  KURT E. DINKELACKER, age 44, was appointed the sole director of the Company in 1995. He has served as Executive Vice President and Chief Financial Officer of IKON from 1997 to the present and from 1993 to 1995. He served as President and Chief Operating Officer of IKON from 1995 to 1997.

ITEM 11. EXECUTIVE COMPENSATION

  The information called for by this item has been omitted pursuant to General Instruction J(2)(c) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information called for by this item has been omitted pursuant to General Instruction J(2)(c) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  See Item 1 hereof for information concerning the relationship between the Company, IKON and the IKON marketplaces.

  Any additional information required by this item has been omitted pursuant to General Instruction J(2)(c) of Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Financial Statements

                                                                           PAGE
                                                                           ----
   Report of Ernst & Young LLP, Independent Auditors...................... F-1
   Balance Sheets at September 30, 1997 and 1996.......................... F-2
   Statements of Income for Fiscal Years Ended September 30, 1997, 1996
    and 1995.............................................................. F-3
   Statements of Changes in Shareholder's Equity for Fiscal Years Ended
    September 30, 1997, 1996 and 1995..................................... F-4
   Statements of Cash Flows for Fiscal Years Ended September 30, 1997,
    1996 and 1995......................................................... F-5
   Notes to Financial Statements.......................................... F-6

  Financial Statements and Schedules other than those listed above are omitted because the required information is included in the financial statements or the notes thereto or because they are inapplicable.

  (b) Exhibits

  3.1  Articles of Incorporation of the Company, filed on May 4, 1994 as
       Exhibit 3.1 to the Company's Registration Statement on Form 10, are
       incorporated herein by reference.
  3.2  Bylaws of the Company, filed on May 4, 1994 as Exhibit 3.2 to the
       Company's Registration Statement on Form 10, are incorporated herein by reference.
  4.1  Form of Fixed Rate Note and Floating Rate Note with respect to the
       Company's Medium Term Note Program, filed as Exhibit 4 to the Company's
       Form 10-Q for the fiscal quarter ended June 30, 1994, is incorporated herein by reference.
  4.2  Pursuant to Regulation S-K item 601 (b)(4)(iii), the Company agrees to furnish to the Commission, upon request, a copy of instruments defining the rights of holders of long term debt of the Company.
 10.1  Support Agreement, dated as of October 22, 1996, between the Company and
       Alco Standard Corporation, filed as Exhibit 10.4 to the Company's Form
       8-K dated November 12, 1996, is incorporated herein by reference.
 10.2  Amended and Restated Receivables Transfer Agreement dated as of March
       31, 1997, among IKON Funding, Inc., IKON Capital, Inc., Twin Towers,
       Inc. and Deutsche Bank AG, New York Branch, filed as Exhibit 10.10 to
       IKON's 10-K for the fiscal year ended September 30, 1997, is incorporated herein by reference.
 10.3  First Tier Transfer Agreement dated as of March 31, 1997 between IKON
       Capital and IKON Funding, Inc., filed as Exhibit 10.11 to IKON's Form
       10-K for the fiscal year ended September 30, 1997 is incorporated herein by reference.
 10.4  Receivables Transfer Agreement dated as of September 30, 1996 among IKON
       Funding, Inc., IKON Capital, Inc., Old Line Funding Corp. and Royal Bank
       of Canada, filed as Exhibit 4.1 to IKON's Form 10-K for the fiscal year ended September 30, 1996, is incorporated herein by reference. Amendment
       1 to Receivables Transfer Agreement, dated as of October 7, 1997, filed as Exhibit 10.7 to IKON's Form 10-K for the fiscal year ended September
       30, 1997, is incorporated herein by reference.
 10.5  Transfer Agreement dated as of September 30, 1996, filed as Exhibit 4.3 to IKON's Form 10-K for the fiscal year ended September 30, 1996, is incorporated herein by reference.
 10.6  Indenture dated as of July 1, 1995 between the Company and Chase
       Manhattan Bank, N.A. (formerly Chemical Bank, N.A.), as Trustee, filed as Exhibit 10.8 to IKON's Form 10-K for the fiscal year ended September
       30, 1996, is incorporated herein by reference.
 10.7  Indenture dated as of July 1, 1994 between the Company and Nations Bank,
       N.A., as Trustee, filed as Exhibit 4 to the Company's Registration
       Statement No. 33-53779 on Form S-3, is incorporated herein by reference.
 10.8  Distribution Agreement dated as of June 4, 1997, between the Company and various distribution agents, filed as Exhibit 10.13 to IKON's Form 10-K for the fiscal year ended September 30, 1997, is incorporated herein by reference.
 10.9  Distribution Agreement dated as of June 30, 1995 between the Company and various distribution agents, filed as Exhibit 10.21 to IKON's 10-K for the fiscal year ended September 30, 1995, is incorporated herein by reference.
 10.10 Distribution Agreement dated July 1, 1994, filed as Exhibit 1 to the
       Company's Form 10-Q for the fiscal quarter ended June 30, 1994 is incorporated herein by reference.
 10.11 Federal Income Tax Allocation Agreement, filed on May 4, 1994 as Exhibit
       10.1 to the Company's Registration Statement on Form 10, is incorporated herein by reference.
 10.12 Maintenance Agreement, dated as of August 15, 1991, between the Company and IKON, filed on May 4, 1994 as Exhibit 10.2 to the Company's
       Registration Statement on Form 10, is incorporated herein by reference.
 10.13 Operating Agreement, dated as of August 15, 1991, between the Company and IKON, filed on May 4, 1994 as Exhibit 10.3 to the Company's
       Registration Statement on Form 10, is incorporated herein by reference.
 12    Ratio of Earnings to Fixed Charges
 23    Auditors' Consent
 24    Powers of Attorney; certified resolution re: Powers of Attorney
 27    Financial Data Schedule

  (c) Reports on Form 8-K.

  On July 17, 1997, the Company filed a Current Report on Form 8-K to file, under Item 5 of the form, information contained in a press release issued by its parent, IKON Office Solutions, Inc. ("IKON") concerning IKON's earnings for the fiscal quarter ended June 30, 1997.

  On October 22, 1997, the Company filed a Current Report on Form 8-K to file, under Item 5 of the form, information contained in a press release issued by its parent, IKON, concerning IKON's earnings for the fiscal quarter and fiscal year ended September 30, 1997.

FORWARD LOOKING INFORMATION

  This Report includes or incorporates by reference information which may constitute forward-looking statements about the Registrant or IKON made pursuant to the safe harbor provisions of the federal securities laws. Although the Registrant believes the expectations contained in such forward-looking statements are reasonable, no assurances can be given that such expectations will prove correct. Such forward-looking information is based on the Registrant's or IKON's current plans or expectations, and is subject to risks and uncertainties that could significantly affect the Registrant's and/or IKON's current plans, anticipated actions and future financial condition and results. These uncertainties and risks include, but are not limited to, those relating to IKON's successful management of an aggressive program to acquire and integrate new companies, including companies with technical services and products that are relatively new to IKON, and also including companies outside the United States, which present additional risks relating to international operations; risks and uncertainites (applicable to both the Registrant and IKON) relating to conducting operations in a competitive environment; delays, difficulties, technological changes, management transitions and employment issues (applicable to both the Registrant and IKON) associated with a large-scale transformation project; debt service requirements (applicable to both the Registrant and IKON), including sensitivity to fluctuation in interest rates; and general economic conditions. As a consequence, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Registrant or IKON.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
IKON Office Solutions, Inc.

  We have audited the accompanying balance sheets of IKON Capital, Inc. (a wholly-owned subsidiary of IKON Office Solutions, Inc.) as of September 30, 1997 and 1996, and the related statements of income, changes in shareholder's equity, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IKON Capital, Inc. at September 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

                                                  /s/ Ernst & Young LLP
                                          _____________________________________
                                                    Ernst & Young LLP

Philadelphia, Pennsylvania
October 15, 1997

                               IKON CAPITAL, INC.

                                 BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                            SEPTEMBER 30
                                                        ----------------------
                                                           1997        1996
                                                        ----------  ----------
                        ASSETS
Investments in leases (notes 3 and 4):
  Direct financing leases.............................. $1,640,559  $1,140,851
  Less: Unearned income................................   (286,769)   (203,459)
                                                        ----------  ----------
                                                         1,353,790     937,392
  Funded leases, net...................................    485,658     313,250
                                                        ----------  ----------
                                                         1,839,448   1,250,642
Accounts receivable....................................     55,589      48,334
Due from IKON Office Solutions, Inc. (note 3)..........      4,463         --
Prepaid expenses and other assets......................     13,436      15,582
Leased equipment--operating rentals at cost, less
 accumulated depreciation of: 1997--$33,598; 1996--
 $17,624...............................................     50,945      31,341
Property and equipment at cost, less accumulated
 depreciation of: 1997--$3,771; 1996--$2,536 (note 2)..     12,330       6,889
                                                        ----------  ----------
    Total assets....................................... $1,976,211  $1,352,788
                                                        ==========  ==========
         LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
  Accounts payable and accrued expenses................ $   51,018  $   42,538
  Accrued interest.....................................     27,785      20,870
  Due to IKON Office Solutions, Inc. (note 3)..........        --       24,330
  Notes payable to banks (note 5)......................     25,000      58,000
  Medium term notes (note 5)...........................  1,542,250     969,900
  Deferred income taxes (note 7).......................     64,177      45,750
                                                        ----------  ----------
    Total liabilities..................................  1,710,230   1,161,388
Shareholder's equity:
  Common stock--$.01 par value, 1,000 shares
   authorized, issued, and outstanding
  Contributed capital..................................    144,415     112,415
  Retained earnings....................................    121,566      78,985
                                                        ----------  ----------
    Total shareholder's equity.........................    265,981     191,400
                                                        ----------  ----------
Total liabilities and shareholder's equity............. $1,976,211  $1,352,788
                                                        ==========  ==========

                            See accompanying notes.

                               IKON CAPITAL, INC.

                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                          FISCAL YEAR ENDED
                                                            SEPTEMBER 30
                                                      --------------------------
                                                        1997     1996     1995
                                                      -------- --------  -------
Revenues:
  Lease finance income (note 2)...................... $170,505 $121,148  $76,528
  Rental income......................................   24,012   14,607    7,029
  Interest on IKON income tax deferrals (note 3).....   12,134    8,677    5,933
  Other income.......................................    7,638    6,692    4,618
                                                      -------- --------  -------
                                                       214,289  151,124   94,108
Expenses:
  Interest (note 3)..................................   83,536   60,255   36,400
  General and administrative.........................   61,790   41,927   26,566
                                                      -------- --------  -------
                                                       145,326  102,182   62,966
Gain on sale of lease receivables (note 4)...........    2,602    5,720    1,194
                                                      -------- --------  -------
Income before income taxes...........................   71,565   54,662   32,336
Provision for income taxes (note 7):
  Current............................................    8,775  (20,797)   9,675
  Deferred...........................................   20,209   43,947    4,801
                                                      -------- --------  -------
                                                        28,984   23,150   14,476
                                                      -------- --------  -------
    Net income....................................... $ 42,581 $ 31,512  $17,860
                                                      ======== ========  =======


                            See accompanying notes.

                               IKON CAPITAL, INC.

                 STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                 (IN THOUSANDS)

                                           COMMON CONTRIBUTED RETAINED
                                           STOCK    CAPITAL   EARNINGS  TOTAL
                                           ------ ----------- -------- --------
Balance at October 1, 1994................  $      $ 53,415   $ 29,613 $ 83,028
Net income................................                      17,860   17,860
Capital contribution from IKON............           29,000        --    29,000
                                            ----   --------   -------- --------
Balance at September 30, 1995.............           82,415     47,473  129,888
Net income................................                      31,512   31,512
Capital contributions from IKON...........           30,000        --    30,000
                                            ----   --------   -------- --------
Balance at September 30, 1996.............          112,415     78,985  191,400
Net income................................                      42,581   42,581
Capital contributions from IKON...........           32,000        --    32,000
                                            ----   --------   -------- --------
Balance at September 30, 1997.............  $   *  $144,415   $121,566 $265,981
                                            ====   ========   ======== ========

--------
* Amount is less than one thousand dollars.


                            See accompanying notes.

                               IKON CAPITAL, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                   FISCAL YEAR ENDED
                                                      SEPTEMBER 30
                                             --------------------------------
                                                1997        1996      1995
                                             -----------  --------  ---------
Operating activities
Net income.................................. $    42,581  $ 31,512  $  17,860
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization.............      17,209    14,029      6,470
  Provision for deferred taxes..............      20,209    43,947      4,801
  Gain on sale of lease receivables.........      (2,602)   (5,720)    (1,194)
  Changes in operating assets and liabili-
   ties:
    Accounts receivable.....................      (7,255)  (21,687)    (8,947)
    Prepaid expenses and other assets.......       4,748    (2,214)    (1,770)
    Accounts payable and accrued expenses...       6,697      (397)    13,451
    Accrued interest........................       6,915     8,321      7,207
                                             -----------  --------  ---------
Net cash provided by operating activities...      88,502    67,791     37,878
                                             -----------  --------  ---------
Investing activities
  Purchases of equipment for rental, net....     (35,577)  (19,456)   (31,159)
  Purchases of property and equipment, net..      (6,676)   (2,896)    (1,800)
 Direct financing leases:
  Additions.................................  (1,196,799) (883,887)  (622,855)
  Cancellations.............................     203,843   145,326    100,397
  Collections...............................     473,157   290,904    195,009
  Proceeds from sale........................     103,401   202,712     66,677
 Funded leases:
  Additions.................................    (422,185) (268,368)  (142,949)
  Cancellations.............................      71,908    35,587     23,042
  Collections...............................     177,869    98,480     44,756
                                             -----------  --------  ---------
Net cash used by investing activities.......    (631,059) (401,598)  (368,882)
                                             -----------  --------  ---------
Financing activities
  Proceeds from bank borrowings.............         --     60,000     25,000
  Payments on bank borrowings...............     (33,000) (175,000)  (182,000)
  Proceeds from issuance of medium term
   notes....................................     853,350   397,900    497,000
  Payments on medium term notes.............    (281,000)  (30,000)       --
  Capital contributed by IKON...............      32,000    30,000     29,000
                                             -----------  --------  ---------
Net cash provided by financing activities...     571,350   282,900    369,000
                                             -----------  --------  ---------
Increase (decrease) in amounts due from
 IKON.......................................      28,793   (50,907)    37,996
Due (to) from IKON at beginning of period...     (24,330)   26,577    (11,419)
                                             -----------  --------  ---------
Due from (to) IKON at end of period......... $     4,463  $(24,330) $  26,577
                                             ===========  ========  =========

                            See accompanying notes.

                              IKON CAPITAL, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. BUSINESS

  IKON Capital, Inc. (the "Company"), a wholly-owned subsidiary of IKON Office Solutions, Inc. ("IKON"), is engaged in the business of arranging lease financing exclusively for office equipment marketed by IKON marketplaces, which sell and service copier equipment and facsimile machines.

2. SIGNIFICANT ACCOUNTING POLICIES

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and notes. Actual results could differ from those estimates and assumptions.

 Revenue Recognition

  Unearned lease finance income is amortized into revenue using the effective interest method over the term of the lease agreements.

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

 Fair Value Disclosures

  FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the Company has computed and disclosed the fair value of its notes payable (Note 5) and interest rate swaps.

 Reclassifications

  Certain prior year amounts have been reclassified to conform with the current year presentation.

 Accounting Change

  FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125), was adopted effective January 1, 1997. As a result, the Company has modified its agreements to meet the new requirements to enable it to continue recognizing transfers of certain receivables to special-purpose entities as sales, therefore, SFAS 125 did not have a material effect on the Company's financial statements.

                              IKON CAPITAL, INC.

 Interest Rate Swap Agreements

  The Company uses interest rate swap agreements for purposes other than trading and they are treated as off-balance sheet items. Interest rate swap agreements are used by the Company to modify variable rate obligations to fixed rate obligations, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreements are designated as hedges, and effectiveness is determined by matching the principal balance and terms with that specific obligation. Such an agreement involves the exchange of amounts based on fixed interest rates for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which payments are based. The differential to be paid or received as interest rates change is accounted for on the accrual method of accounting. Gains and losses on terminations of interest rate swap agreements are deferred and amortized over the remaining term of the original contract life of the terminated swap agreement. In the event of early extinguishment of the obligation, any realized or unrealized gain or loss from the swap would be recognized in income at the time of extinguishment. Fair values for the Company's interest rate swaps (off-balance sheet instruments) are estimated to be ($400,000) and ($768,000) in fiscal 1997 and 1996, respectively, based on termination of the agreements.

3. AGREEMENTS BETWEEN IKON CAPITAL AND IKON

 Cash Management Program

  The Company participates in IKON's domestic cash management program. Under this program, the Company has an account with IKON wherein cash temporarily in excess of current operating requirements earns interest at rates established by IKON. Similarly, amounts are periodically borrowed from IKON, with interest charged at market rates on borrowed funds. The Company was in a net average deposit position with IKON during 1997, 1996 and 1995 and earned interest income of $5,404,000, $2,870,000 and $1,545,000 respectively (included in interest expense). The Company considers its account with IKON to represent its cash balance. Accordingly, the accompanying Statements of Cash Flows present the changes in the caption "Due from (to) IKON".

 Management Fee

  Included in general and administrative expenses are corporate overhead expenses charged by IKON of $552,000 in fiscal years 1997, 1996 and 1995. These corporate charges represent management's estimate of costs incurred by IKON on behalf of IKON Capital.

 Interest on IKON Income Tax Deferrals

  The Company charges IKON interest on IKON's income tax deferrals associated with the Company's leasing transactions. Such charges were calculated at 6.6% in 1997, 6.8% in 1996 and 6.7% in 1995.

 The 1991 Maintenance and Operating Agreements

  The Maintenance Agreement between the Company and IKON provides that IKON will pay fees and make capital contributions to the Company in amounts sufficient to meet the restrictive financial covenants included in the Company's loan agreements (Note 5).

  In the event of default of any lease on equipment purchased by the Company from IKON marketplaces, the Operating Agreement requires the IKON marketplace to repurchase the equipment at the net investment value of the lease on the default date. Default is defined by the Operating Agreement as any receivable becoming 120 days past due or otherwise being reasonably declared uncollectible by the Company. At September 30, 1997,

                              IKON CAPITAL, INC.

1996 and 1995, all of the Company's accounts receivable and direct financing leases, including residual values, were subject to such repurchase terms. In view of the foregoing terms of the Operating Agreement, the Company has made no provision in the accompanying financial statements for uncollectible receivables.

 The 1996 Support Agreement

  The 1996 Support Agreement between the Company and IKON provides that IKON will make a cash payment to the Company (or an investment in the form of equity or subordinated notes) as needed to comply with certain requirements. This agreement does not contain a requirement that the IKON marketplaces repurchase all defaulted lease contracts. In such event, the credit decision and reserves for defaulted contracts would become the responsibility of the Company. The present intent of the Company and IKON, however, is to continue the repurchase arrangement with the IKON marketplaces as currently in effect.

4. INVESTMENTS IN LEASES

  The Company's funded leases include certain internal lease portfolios and non-cancelable rental contracts for IKON marketplaces, which have been financed by the Company. Under the terms of these financing arrangements, the IKON marketplace maintains the contractual relationship with the third-party customer. The IKON marketplaces have assigned to the Company, with full recourse, their rights under the underlying contracts including the right to receive lease and rental payments and a security interest in the related equipment.

  At September 30, 1997, aggregate future minimum payments to be received, including guaranteed residual values, for each of the succeeding fiscal years under direct financing and funded leases are as follows (in thousands):

                                                             DIRECT
                                                           FINANCING    FUNDED
                                                             LEASES     LEASES
                                                           ----------  --------
       1998............................................... $  562,836  $197,216
       1999...............................................    473,953   166,071
       2000...............................................    336,449   117,891
       2001...............................................    191,286    67,026
       2002...............................................     76,035    26,642
                                                           ----------  --------
                                                            1,640,559   574,846
       Less unearned interest.............................   (286,769)  (89,188)
                                                           ----------  --------
                                                           $1,353,790  $485,658
                                                           ==========  ========

  The Company has entered into asset securitization agreements for $275,000,000 of eligible direct financing lease receivables that expire in March 1998 ($125,000,000) and September 1998 ($150,000,000). The agreements contain limited recourse provisions which require the Company to assign an additional amount of undivided interest in leases as a reserve to cover any potential losses to the purchaser due to uncollectible leases. As collections reduce previously sold interests, new leases can be sold up to the agreement amount. In fiscal year 1997, the Company sold an additional $103,401,000 in leases, replacing leases paid/collected during the year. Under the terms of the sales agreements, the Company will continue to service the lease portfolio.

                              IKON CAPITAL, INC.

  The changes in the servicing liabilities relating to the asset securitization agreements for the fiscal years ended September 30, 1997 and 1996 are as follows (in thousands):

                                                                1997     1996
                                                               -------  -------
       Beginning of period.................................... $ 8,467  $ 4,187
       Additions..............................................   3,170    6,050
       Less: Amortization.....................................  (3,389)  (1,770)
                                                               -------  -------
       Balance at September 30................................ $ 8,248  $ 8,467
                                                               =======  =======

  The estimated fair value of the servicing liabilities aggregated $7,485,000 at September 30, 1997 and $7,587,000 at September 30, 1996.

5. NOTES PAYABLE TO BANKS AND MEDIUM TERM NOTES

  The note payable at September 30, 1997 bears interest at a fixed rate of 6.56% and matures on August 21, 1998. Notes payable outstanding at September 30, 1996 of $58,000,000 had a weighted average interest rate of 6.0%.

  On May 21, 1997, the Company increased the amount available to be offered under its medium term notes program by $2,000,000,000 to $3,500,000,000 or the equivalent thereof in foreign currency. The program allows the Company to offer to the public from time to time medium term notes having an aggregate initial offering price not exceeding the total program amount. These notes are offered at varying maturities of nine months or more from their dates of issue and may be subject to redemption at the option of the Company, in whole or in part, prior to the maturity date in conjunction with meeting specified provisions. Interest rates are determined based on market conditions at the time of issuance. As of September 30, 1997, $1,542,250,000 of medium term notes are outstanding with a weighted average interest rate of 6.63% and $1,646,750,000 remains available under the program.

  The Company must comply with certain restrictive covenants under the terms of its loan agreements. For loan agreements entered into before July 1, 1994, the Company agrees to maintain earnings before fixed charges (primarily interest) of not less than 1.3 times fixed charges, a ratio of debt to tangible net worth not exceeding 6 to 1 and tangible net worth not less than $1. For loan agreements (and medium term notes) entered into after July 1, 1994, the Company agrees to maintain earnings before fixed charges of not less than 1.25 times fixed charges and a tangible net worth of not less than $1.

  Interest paid amounted to $76,621,000, $51,934,000 and $29,193,000 for the fiscal years ended September 30, 1997, 1996 and 1995, respectively.

  At September 30, 1997 and 1996, the fair value of the Company's notes payable to banks and medium term notes is estimated to be $1,575,535,000 and $1,027,028,000, respectively, using a discounted cash flow analysis.

  Future maturities of all notes payable and medium term notes outstanding at September 30, 1997 are as follows (in thousands):

       Fiscal 1998................................................... $  241,000
       1999..........................................................    606,900
       2000..........................................................    299,350
       2001..........................................................    363,000
       2002..........................................................     57,000
                                                                      ----------
                                                                      $1,567,250
                                                                      ==========

                              IKON CAPITAL, INC.

6. LEASE COMMITMENTS

  Total rent expense under all operating leases aggregated $1,857,000 in 1997, $1,239,000 in 1996 and $955,000 in 1995. At September 30, 1997, future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year were: 1998-$1,979,000; 1999-$1,637,000; 2000-$809,000.

7. INCOME TAXES

  Taxable income of the Company is included in the consolidated federal income tax return of IKON and all estimated tax payments and refunds, if any, are made through IKON. The provision for income taxes was determined as if the Company was a separate taxpayer.

  Provision for income taxes:

                 FISCAL YEAR ENDED SEPTEMBER 30 (IN THOUSANDS)

                                  1997             1996               1995
                            ---------------- ------------------ ----------------
                            CURRENT DEFERRED CURRENT   DEFERRED CURRENT DEFERRED
                            ------- -------- --------  -------- ------- --------
Federal.................... $8,230  $16,418  $(20,289) $37,057  $9,417   $  893
State......................    545    3,791      (508)   6,890     258    3,908
                            ------  -------  --------  -------  ------   ------
Income Taxes............... $8,775  $20,209  $(20,797) $43,947  $9,675   $4,801
                            ======  =======  ========  =======  ======   ======

  The components of deferred income tax assets and liabilities were as follows:

                          SEPTEMBER 30 (IN THOUSANDS)

                                                              1997       1996
                                                            ---------  --------
   Deferred tax assets:
     Accrued liabilities..................................  $     744  $    277
     Net operating loss and alternative minimum tax credit
      carryforwards.......................................     68,577    36,827
                                                            ---------  --------
       Total deferred tax assets..........................     69,321    37,104
     Valuation allowance..................................      2,359     4,586
                                                            ---------  --------
       Net deferred tax assets............................     66,962    32,518
   Deferred tax liabilities:
     Depreciation.........................................     (1,190)      (77)
     Lease income recognition.............................   (129,949)  (78,191)
                                                            ---------  --------
       Total deferred tax liabilities.....................   (131,139)  (78,268)
                                                            ---------  --------
   Net deferred tax liabilities...........................  $ (64,177) $(45,750)
                                                            =========  ========

  Net operating loss carryforwards consist primarily of federal carryforwards of approximately $61,712,000 which will expire in 2012. Credit carryforwards consist principally of federal and state alternative minimum tax credits of approximately $43,428,000 (with no expiration date).

                              IKON CAPITAL, INC.

  The components of the effective income tax rate were as follows:

                        FISCAL YEAR ENDED SEPTEMBER 30

                                                               1997  1996  1995
                                                               ----  ----  ----
   Taxes at federal statutory rate............................ 35.0% 35.0% 35.0%
   State taxes, net of federal benefit........................  5.8   7.6   8.4
   Other...................................................... (0.3) (0.2)  1.4
                                                               ----  ----  ----
   Effective income tax rate.................................. 40.5% 42.4% 44.8%
                                                               ====  ====  ====

  The Company made net income tax payments (refunds), including amounts paid (received) to/from IKON, of $1,427,000, ($15,639,000) and $1,862,000 in fiscal years 1997, 1996 and 1995, respectively.

8. PENSION AND STOCK PURCHASE PLAN

  The Company participates in IKON's defined benefit pension plan covering the majority of its employees. The Company's policy is to fund pension costs as accrued. Pension expense recorded in 1997, 1996 and 1995 was $121,000, $62,000 and $43,000, respectively.

  The majority of the Company's employees were eligible to participate in IKON's Stock Participation Plan under which they were permitted to invest 2% to 6% of regular compensation before taxes. The Company contributed an amount equal to two-thirds of the employees' investments and all amounts were invested in IKON's common shares. Effective October 2, 1995, the Stock Participation Plan was replaced by a Retirement Savings Plan (RSP). The RSP allows employees to invest 1% to 16% of regular compensation before taxes in six different investment funds. The Company contributes an amount equal to two-thirds of the employees' investments, up to 6% of regular compensation, for a maximum company match of 4%. All Company contributions are invested in IKON's common shares. Employees vest in a percentage of the Company's contribution after two years of service, with full vesting at the completion of five years of service. IKON also charges the Company for costs related to a similar plan for eligible management employees. The Company's cost of the stock participation plans amounted to $362,000, $240,000 and $195,000 in 1997, 1996 and 1995, respectively.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997 TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          IKON Capital, Inc.

Date: December 24, 1997
                                                    /s/ Harry G. Kozee
                                          By___________________________________
                                             (HARRY G. KOZEE) VICE PRESIDENT--
                                                          FINANCE

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS FORM 10-K HAS BEEN SIGNED BELOW ON DECEMBER 24, 1997 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

             SIGNATURES                                   TITLE

          *Richard P. Maier               President (Principal Executive
-------------------------------------      Officer)
         (RICHARD P. MAIER)

         /s/ Harry G. Kozee               Vice President--Finance (Principal
-------------------------------------      Financial Officer and Principal
          (HARRY G. KOZEE)                 Accounting Officer)

        *Kurt E. Dinkelacker              Director
-------------------------------------
        (KURT E. DINKELACKER)

  *By his signature set forth below, Harry G. Kozee, pursuant to duly executed Powers of Attorney duly filed with the Securities and Exchange Commission, has signed this Form 10-K on behalf of the persons whose signatures are printed above, in the capacities set forth opposite their respective names.

         /s/ Harry G. Kozee                                  December 24, 1997
-------------------------------------
          (HARRY G. KOZEE)

                               IKON CAPITAL, INC.

                               INDEX TO EXHIBITS

 EXHIBIT NO.                            TITLE                             PAGE
 -----------                            -----                             ----
     3.1     Articles of Incorporation of the Company, filed on May 4,
             1994 as Exhibit 3.1 to the Company's Registration
             Statement on Form 10, are incorporated herein by
             reference.
     3.2     Bylaws of the Company, filed on May 4, 1994 as Exhibit 3.2 to the Company's Registration Statement on Form 10, are
             incorporated herein by reference.
     4.1     Form of Fixed Rate Note and Floating Rate Note with
             respect to the Company's Medium Term Note Program, filed
             as Exhibit 4 to the Company's Form 10-Q for the fiscal
             quarter ended June 30, 1994, is incorporated herein by
             reference.
     4.2     Pursuant to Regulation S-K item 601 (b)(4)(iii), the
             Company agrees to furnish to the Commission, upon request, a copy of instruments defining the rights of holders of
             long term debt of the Company.
    10.1     Support Agreement, dated as of October 22, 1996, between
             the Company and Alco Standard Corporation, filed as
             Exhibit 10.4 to the Company's Form 8-K dated November 12,
             1996, is incorporated herein by reference.
    10.2     Amended and Restated Receivables Transfer Agreement dated
             as of March 31, 1997, among IKON Funding, Inc., IKON
             Capital, Inc., Twin Towers, Inc. and Deutsche Bank AG, New
             York Branch, filed as Exhibit 10.10 to IKON's 10-K for the fiscal year ended September 30, 1997, is incorporated
             herein by reference.
    10.3     First Tier Transfer Agreement dated as of March 31, 1997
             between IKON Capital and IKON Funding, Inc., filed as
             Exhibit 10.11 to IKON's Form 10-K for the fiscal year
             ended September 30, 1997 is incorporated herein by
             reference.
    10.4     Receivables Transfer Agreement dated as of September 30,
             1996 among IKON Funding, Inc., IKON Capital, Inc., Old
             Line Funding Corp. and Royal Bank of Canada, filed as
             Exhibit 4.1 to IKON's Form 10-K for the fiscal year ended
             September 30, 1996, is incorporated herein by reference.
             Amendment 1 to the Receivables Transfer Agreement dated as of October 7, 1997, filed as Exhibit 10.7 to IKON's Form
             10-K for the fiscal year ended September 30, 1997, is
             incorporated herein by reference.
    10.5     Transfer Agreement dated as of September 30, 1996, filed
             as Exhibit 4.3 to IKON's Form 10-K for the fiscal year
             ended September 30, 1996, is incorporated herein by
             reference.
    10.6     Indenture dated as of July 1, 1995 between the Company and
             Chase Manhattan Bank, N.A. (formerly Chemical Bank, N.A.), as Trustee, filed as Exhibit 10.8 to IKON's Form 10-K for
             the fiscal year ended September 30, 1996, is incorporated
             herein by reference.
    10.7     Indenture dated as of July 1, 1994 between the Company and
             Nations Bank, N.A., as Trustee, filed as Exhibit 4 to the
             Company's Registration Statement No. 33-53779 on Form S-3,
             is incorporated herein by reference.
    10.8     Distribution Agreement dated as of June 4, 1997, between
             the Company and various distribution agents, filed as
             Exhibit 10.13 to IKON's Form 10-K for the fiscal year
             ended September 30, 1997, is incorporated herein by
             reference.
    10.9     Distribution Agreement dated as of June 30, 1995 between
             the Company and various distribution agents, filed as
             Exhibit 10.21 to IKON's 10-K for the fiscal year ended
             September 30, 1995, is incorporated herein by reference.
    10.10    Distribution Agreement dated July 1, 1994, filed as
             Exhibit 1 to the Company's Form 10-Q for the fiscal
             quarter ended June 30, 1994 is incorporated herein by
             reference.
    10.11    Federal Income Tax Allocation Agreement, filed on May 4,
             1994 as Exhibit 10.1 to the Company's Registration
             Statement on Form 10, is incorporated herein by reference.

 EXHIBIT NO.                            TITLE                             PAGE
 -----------                            -----                             ----
    10.12    Maintenance Agreement, dated as of August 15, 1991,
             between the Company and IKON, filed on May 4, 1994 as
             Exhibit 10.2 to the Company's Registration Statement on
             Form 10, is incorporated herein by reference.
    10.13    Operating Agreement, dated as of August 15, 1991, between
             the Company and IKON, filed on May 4, 1994 as Exhibit 10.3 to the Company's Registration Statement on Form 10, is
             incorporated herein by reference.
    12       Ratio of Earnings to Fixed Charges
    23       Auditors' Consent
    24       Powers of Attorney; certified resolution re: Powers of
             Attorney
    27       Financial Data Schedule