Form 10-Q
period 1997-12-31
IOS CAPITAL INC
filed 1998-02-12
CIK 922255

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1997 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number              0-20405

                                IOS CAPITAL, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      23-2493042
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

                               IKON CAPITAL, INC.
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Yes        No

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1998.

Common Stock, $.01 par value per share                            1,000 shares
Registered Debt Outstanding as of January 31, 1998              $1,800,750,000

The registrant, an indirect wholly owned subsidiary of IKON Office Solutions, Inc. ("IKON"), meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is, therefore, filing with the reduced disclosure format contemplated thereby.

                                      INDEX

                                IOS CAPITAL, INC.
                          (formerly IKON Capital, Inc.)



PART I.  FINANCIAL INFORMATION


      Item 1.              Financial Statements (Unaudited)

                           Balance Sheets--December 31, 1997 and
                               September 30, 1997

                           Statements of Income--Three months ended
                           December 31, 1997 and December 31, 1996

                           Statements of Cash Flows--Three months ended
                           December 31, 1997 and December 31, 1996

                           Notes to Financial Statements--December 31, 1997


      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION


      Item 6.              Exhibits and Reports on Form 8-K



SIGNATURES

                         PART I . FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

                                IOS CAPITAL, INC.
                                 BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                       December 31,   September 30,
                                                          1997            1997
Assets
Investment in leases:
     Direct financing leases                          $1,733,713       $1,640,559
     Less: Unearned income                              (300,868)        (286,769)
                                                     -----------      -----------
                                                       1,432,845        1,353,790
     Funded leases, net                                  521,876          485,658
                                                     -----------      -----------
                                                       1,954,721        1,839,448

Accounts receivable                                       63,638           55,589
Due  from  IKON Office Solutions                          41,936            4,463
Prepaid expenses and other assets                         13,390           13,436
Leased equipment-operating rentals at cost
     less accumulated depreciation of:
     12/97 - $36,385;  9/97 - $ 33,598                    62,058           50,945
Property and equipment at cost, less
     accumulated depreciation of:
     12/97 - $4,195;  9/97 - $ 3,771                      11,852           12,330
                                                     -----------      -----------
Total assets                                          $2,147,595       $1,976,211
                                                     ===========      ===========

Liabilities and shareholder's equity

Liabilities:
     Accounts payable and accrued expenses               $53,518          $51,018
     Accrued interest                                      7,390           27,785
     Notes payable to banks                               25,000           25,000
     Medium term notes                                 1,705,750        1,542,250
     Deferred income taxes                                71,177           64,177
                                                     -----------      -----------
Total liabilities                                      1,862,835        1,710,230

Shareholder's equity:
     Common Stock - $.01 par value, 1,000 shares
         authorized, issued, and outstanding
     Contributed capital                                 149,415          144,415
     Retained earnings                                   135,345          121,566
                                                     -----------      -----------
Total shareholder's equity                               284,760          265,981
                                                     -----------      -----------
Total liabilities and shareholder's equity            $2,147,595       $1,976,211
                                                     ===========      ===========


See notes to financial statements.

                                IOS CAPITAL, INC.
                              STATEMENTS OF INCOME
                                 (in thousands)

                                         Three Months Ended
                                            December 31
                                         1997        1996
Revenues:
    Lease finance income               $51,479     $36,900
    Rental income                        9,051       4,792
    Interest on IKON tax deferrals       3,661       2,736
    Other income                         2,235       1,734
                                       -------     -------
                                        66,426      46,162

Expenses:
    Interest                            25,865      17,626
    General and administrative          17,771      12,959
                                       -------     -------
                                        43,636      30,585

Gain on sale of lease receivables          564         613
                                       -------     -------


Income before income taxes              23,354      16,190

Provision for income taxes               9,575       6,638
                                       -------     -------

Net income                             $13,779      $9,552
                                       =======     =======

See notes to financial statements.

                                IOS CAPITAL, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Three Months Ended
                                                                 December 31,
                                                              1997           1996
Operating activities:
Net income                                                   $13,779         $9,552
Adjustments to reconcile net income to net
     cash provided (used) in operating activities
        Depreciation and amortization                          8,092          4,585
        Provision for deferred taxes                           7,000          5,621
        Gain on sale of lease receivables                       (564)          (613)
        Changes in operating assets and liabilities:
            Accounts receivable                               (8,049)        (7,031)
            Prepaid expenses and other assets                    610          4,685
            Accounts payable and accrued expenses              2,500         (2,173)
            Accrued interest                                 (20,395)       (16,229)
                                                           ---------      ---------
                              Net cash provided (used)         2,973         (1,603)
                                                           ---------      ---------

Investing activities:
Purchases of leased equipment, net                           (18,782)        (6,880)
Purchases of property and equipment, net                          54         (1,446)
Direct financing leases:
     Additions                                              (285,578)      (239,350)
     Cancellations                                            51,870         35,751
     Collections                                             128,893         92,205
     Proceeds from sale                                       25,760         25,433
Funded leases:
     Additions                                              (110,139)      (111,244)
     Cancellations                                            20,005         16,616
     Collections                                              53,917         50,410
                                                           ---------      ---------
                              Net cash used                 (134,000)      (138,505)
                                                           ---------      ---------

Financing activities:
Payments on bank borrowings                                        0        (18,000)
Proceeds from issuance of medium term notes                  248,500        177,000
Payments on medium term notes                                (85,000)        (8,000)
Capital contributed by IKON                                    5,000          6,000
                                                           ---------      ---------
                              Net cash provided              168,500        157,000
                                                           ---------      ---------

Increase in amounts due from IKON                             37,473         16,892
Due from (to) IKON at beginning of year                        4,463        (24,330)
                                                           ---------      ---------
Due from (to) IKON at end of period                          $41,936        ($7,438)
                                                           =========      =========

See notes to financial statements.

                                IOS Capital, Inc.
                          Notes to Financial Statements
                                December 31, 1997


Note 1:    Basis of Presentation

           The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1997.


Note 2:    Medium Term Note Program

           During the three months ended December 31, 1997, IOS Capital issued $248.5 million under its medium term note program. At December 31, 1997, $1,705.8 million of medium term notes were outstanding with a weighted average interest rate of 6.6%. The remaining amount available under this program is $1,398.2 million.


Note 3:    Asset Securitization

           IOS Capital has asset securitization agreements for $275 million of eligible direct financing receivables that expire March 1998 ($125 million) and September 1998 ($150 million). Both of these agreements are expected to be renewed. Under these agreements, the Company sold $25.8 million in direct financing leases during the first three months of fiscal 1998, replacing leases which had been liquidated during the period and recognized a pretax gain of approximately $564,000. Under the terms of the sales agreements, the Company will continue to service the lease portfolio.

Note 4:  Name Change

           On January 22, 1998, the Company changed its name from IKON Capital, Inc. to IOS Capital, Inc.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction H(2) (a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  Three Months Ended December 31, 1997 Compared with the Three Months Ended December 31, 1996

Comparative summarized results of operations for the three months ended December 31, 1997 and 1996 are set forth in the table below. This table also shows the increase in the dollar amounts of major revenue and expense items between periods, as well as the related percentage increase.

                                              Three Months
(dollars in thousands)                     Ended December 31              Increase
                                           1997         1996        Amount        Percent
Revenues:
     Lease finance income                $51,479      $36,900      $14,579         39.5%
     Rental income                         9,051        4,792        4,259         88.9%
     Interest on IKON tax deferrals        3,661        2,736          925         33.8%
     Other income                          2,235        1,734          501         28.9%
                                          ------       ------       ------
                                          66,426       46,162       20,264         43.9%

Expenses:
     Interest                             25,865       17,626        8,239         46.7%
     General and administrative           17,771       12,959        4,812         37.1%
                                          ------       ------       ------
                                          43,636       30,585       13,051         42.7%

Gain on sale of lease receivables            564          613          (49)        (8.0)%
                                          ------       ------       ------

Income before income taxes                23,354       16,190        7,164         44.2%
Provision for income taxes                 9,575        6,638        2,937         44.2%
                                          ------       ------       ------
Net income                               $13,779       $9,552       $4,227         44.2%
                                          ======       ======       ======


Revenues

Total revenues increased $20.3 million or 43.9% in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. Approximately 71.9% or $14.6 million of this increase in revenues was a result of increased lease finance income due to continued growth in the portfolio of direct financing and funded leases. The lease portfolio, net of lease receivables that were sold in asset securitization transactions, increased 41.5 % from December 31, 1996 to December 31, 1997.

Office equipment placed on rental by the IKON marketplaces to customers, with cancelable terms, may be purchased by the Company. During the first quarter of fiscal 1998 and 1997, IOS Capital purchased operating lease equipment of $18.8 million and $6.9 million, respectively. Operating leases contributed $9.1 million in rental income during the first quarter of fiscal 1998, compared to $4.8 million in the first quarter of fiscal 1997.

The Company earns interest income on the deferred tax liabilities of the IKON marketplaces associated with leases funded through the Company at a rate consistent with the Company's weighted average outside borrowing rate of interest. The Company's average rate was 6.6% for the first quarter of fiscal 1998 and 6.7% for the first quarter of fiscal 1997. In addition, the deferred tax base upon which these payments are calculated increased 37.8% to $237.6 million at December 31, 1997 from $172.4 million at December 31, 1996. Primarily as a result of the increased deferred tax liabilities, interest income on deferred taxes rose $925,000 or 33.8% when comparing the three months ended December 31, 1997 to the three months ended December 31, 1996.

Other income consists primarily of late payment charges and various billing fees. The structure of these fees has remained basically unchanged from fiscal 1997. The growth in other income from fees is primarily due to the increased size of the lease portfolio upon which these fees are based. Overall, fee income from these sources grew by $501,000 or 28.9%, when comparing the first quarter of fiscal 1998 to the same period of fiscal 1997.

Expenses

Average borrowings to finance the lease portfolio in the form of loans from banks and the issuance of medium term notes in the public market increased by 46.8%, to $1,730.8 million outstanding at December 31, 1997 from December 31, 1996. The Company paid a weighted average interest rate on all borrowings of 6.6% for the first quarter of fiscal 1998 and 6.7% for the first quarter of fiscal 1997. Primarily as a result of the increased borrowings, interest expense grew by $8.2 million or 46.7% when comparing the first quarter of fiscal 1998 to the first quarter of fiscal 1997. At December 31, 1997, the Company's debt to equity ratio, including intercompany amounts due from IKON, was 5.9 to 1.

Total general and administrative expenses for the quarter ended December 31, 1997 increased by $4.8 million or 37.1%, over the quarter ended December 31, 1996. However, the general and administrative expense category in the first quarter of fiscal 1998 includes depreciation expense on leased equipment totaling $7.7 million, compared to $4.2 million for the first quarter of fiscal 1997. In addition, the general and administrative expense category includes lease bonus subsidy payments to either IKON or directly to the IKON marketplaces, based on the level of dealer participation in the Company's leasing programs or for the funding of targeted new lease volume. During the first quarter of fiscal 1998, lease bonus subsidy payments totaled $3.8 million as compared to $2.1 million during the first quarter of fiscal 1997. Excluding the effects of increased depreciation expense on operating leases and lease bonus subsidy payments, remaining general and administrative expenses decreased by $349,000 or 5.2% compared to general and administrative expenses in the first quarter of fiscal 1997.

Gain on Sale of Lease Receivables

The Company has asset securitization agreements for $275 million of eligible direct financing lease receivables that expire in March 1998 ($125 million) and September 1998 ($150 million). Both of these agreements are expected to be renewed. As collections reduce previously sold interests, new leases can be sold up to the agreement amount. During the three months ended December 31, 1997, collections reduced previously sold interests by approximately $25.8 million on these two agreements. The Company sold an additional $25.8 million in net eligible direct financing leases during the first quarter of fiscal 1998 and recognized pretax gains of $564,000.

Income Before Income Taxes

Income before income taxes for the first quarter of fiscal 1998 increased by $7.2 million or 44.2% over the first quarter of fiscal 1997. This increase in income before income taxes was essentially the effect of higher earnings on a larger lease portfolio base net of increased general and administrative expenses, partially offset by higher borrowing costs due to the increased debt to fund the lease portfolio.

Provision for Income Taxes

Income taxes for the first quarter of fiscal 1998 increased by $2.9 million or 44.2% over the first quarter of fiscal 1997. This increase in income taxes is directly attributable to the increase in income before taxes in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. The effective tax rate was 41% for both the first quarter of fiscal 1998 and 1997.



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

                           PART II. OTHER INFORMATION



Item 6.      Exhibits and Reports on Form 8-K

      (a) The following Exhibits are furnished pursuant to Item 601 of Regulation S-K:

             Exhibit No. (27) Financial Data Schedule

      (b)    Reports on Form 8-K

             On October 22, 1997, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, information contained in a press release issued by its parent, IKON Office Solutions, Inc. ("IKON") concerning IKON's earnings for the fiscal quarter and year ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                             IOS CAPITAL, INC.


Date February 12, 1998                       /s/ Harry G. Kozee
                                             Harry G. Kozee
                                             Vice President - Finance
                                             (Chief Accounting Officer)

                                Index to Exhibits



Exhibit Number

        (27)               Financial Data Schedule