Form 10-Q
period 1998-03-31
IOS CAPITAL INC
filed 1998-05-14
CIK 922255

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________

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

Yes ____  No ____

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1998.

Common Stock, $.01 par value per share                        1,000 shares
Registered Debt Outstanding as of April 30, 1998             $1,710,750,000

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

                                      INDEX

                                IOS CAPITAL, INC.


PART I.  FINANCIAL INFORMATION


      Item 1.              Financial Statements (Unaudited)

                           Balance Sheets--March 31, 1998 and
                               September 30, 1997

                           Statements of Income--Three and six months ended March 31, 1998 and March 31, 1997

                           Statements of Cash Flows--Six months ended
                           March 31, 1998 and March 31, 1997

                           Notes to Financial Statements--March 31, 1998


      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION


      Item 6.              Exhibits and Reports on Form 8-K



SIGNATURES

                         PART I . FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

                                IOS Capital, Inc.
                                 BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                             March 31,           September 30,
                                                               1998                   1997
Assets

Investment in leases:
     Direct financing leases                                 $1,848,712            $1,640,559
     Less: Unearned income                                     (320,102)             (286,769)
                                                      ------------------     -----------------
                                                              1,528,610             1,353,790
     Funded leases, net                                         555,952               485,658
                                                      ------------------     -----------------
                                                              2,084,562             1,839,448

Cash                                                                805
Accounts receivable                                              57,502                55,589
Due  from  IKON Office Solutions                                                        4,463
Prepaid expenses and other assets                                12,641                13,436
Leased equipment-operating rentals at cost
     less accumulated depreciation of:
     3/98 - $37,222;     9/97 - $ 33,598                         63,742                50,945
Property and equipment at cost, less
     accumulated depreciation of:
     3/98 - $4,632;   9/97 - $ 3,771                             11,439                12,330

                                                      ==================     =================
Total assets                                                 $2,230,691            $1,976,211
                                                      ==================     =================

Liabilities and shareholder's equity

Liabilities:
     Accounts payable and accrued expenses                      $48,979               $51,018
     Accrued interest                                            33,832                27,785
     Due to IKON Office Solutions                                 1,891
     Notes payable to banks                                      25,000                25,000
     Medium term notes                                        1,735,750             1,542,250
     Deferred income taxes                                       84,965                64,177
                                                      ------------------     -----------------
Total liabilities                                             1,930,417             1,710,230

Shareholder's equity:
     Common Stock - $.01 par value, 1,000 shares
         authorized, issued, and outstanding
     Contributed capital                                        149,415               144,415
     Retained earnings                                          150,859               121,566
                                                      ------------------     -----------------
Total shareholder's equity                                      300,274               265,981
                                                      ==================     =================
Total liabilities and shareholder's equity                   $2,230,691            $1,976,211
                                                      ==================     =================

See notes to financial statements.

                                IOS Capital, Inc.
                              STATEMENTS OF INCOME
                                 (in thousands)

                                                                 Three Months Ended                         Six Months Ended
                                                                       March 31                                  March 31
                                                          --------------------------------          --------------------------------
                                                                1998               1997                   1998               1997
                                                          --------------      ------------          -------------      -------------
Revenues:
    Lease finance income                                        $54,787           $40,657               $106,266            $77,557
    Rental income                                                 9,098             5,136                 18,149              9,928
    Interest on IKON tax deferrals                                3,844             2,888                  7,505              5,624
    Other income                                                  3,130             2,097                  5,365              3,831
                                                          --------------      ------------          -------------      ------------
                                                                 70,859            50,778                137,285             96,940

Expenses:
    Interest                                                     27,208            19,602                 53,073             37,228
    General and administrative                                   17,972            15,113                 35,743             28,072
                                                          --------------      ------------          -------------      ------------
                                                                 45,180            34,715                 88,816             65,300

Gain on sale of lease receivables                                   617               664                  1,181              1,277
                                                          --------------      ------------          -------------      ------------

Income before income taxes                                       26,296            16,727                 49,650             32,917

Provision for income taxes                                       10,782             6,858                 20,357             13,496
                                                          --------------      ------------          -------------      ------------

Net income                                                      $15,514            $9,869                $29,293            $19,421
                                                          ==============      ============          =============      ============

See notes to financial statements.

                                IOS Capital, Inc.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 Six Months Ended
                                                                                     March 31,
                                                                          ------------------------------
                                                                               1998             1997
                                                                          -------------    -------------
Operating activities:
Net income                                                                     $29,293          $19,421
Adjustments to reconcile net income to net
     cash provided by operating activities
        Depreciation and amortization                                           16,221            7,872
        Provision for deferred taxes                                            20,788           13,900
        Gain on sale of lease receivables                                       (1,181)          (1,277)
        Changes in operating assets and liabilities:
            Accounts receivable                                                 (1,913)          (4,842)
            Prepaid expenses and other assets                                    1,976            4,586
            Accounts payable and accrued expenses                               (2,039)            (640)
            Accrued interest                                                     6,047            2,338
                                                                          -------------    -------------
                              Net cash provided                                 69,192           41,358
                                                                          -------------    -------------

Investing activities:
Purchases of leased equipment, net                                             (28,142)         (16,447)
Purchases of property and equipment, net                                            15           (3,082)
Direct financing leases:
     Additions                                                                (631,051)        (619,015)
     Cancellations                                                             123,443           87,839
     Collections                                                               280,517          225,802
     Proceeds from sale                                                         52,271           51,407
Funded leases:
     Additions                                                                (210,120)        (187,360)
     Cancellations                                                              41,103           26,587
     Collections                                                                98,723           78,111
                                                                          -------------    -------------
                              Net cash used                                   (273,241)        (356,158)
                                                                          -------------    -------------

Financing activities:
Payments on bank borrowings                                                          0          (33,000)
Proceeds from issuance of medium term notes                                    348,500          385,500
Payments on medium term notes                                                 (155,000)         (43,000)
Capital contributed by IKON                                                      5,000           19,000
                                                                          -------------    -------------
                              Net cash provided                                198,500          328,500
                                                                          -------------    -------------

(Increase) decrease in cash and amounts due to IKON                             (5,549)          13,700
Due from (to) IKON at beginning of year                                          4,463          (24,330)
                                                                          =============    =============
Cash and due to IKON at end of period                                          ($1,086)        ($10,630)
                                                                          =============    =============

See notes to financial statements.

                                IOS Capital, Inc.
                          Notes to Financial Statements
                                 March 31, 1998


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


Note 2:    Medium Term Note Program

           During the six months ended March 31, 1998, IOS Capital issued $348.5 million under its medium term note program. At March 31, 1998, $1,735.8 million of medium term notes were outstanding with a weighted average interest rate of 6.5%. The remaining amount available under this registration statement is $1,298.2 million.


Note 3:    Asset Securitization

           IOS Capital has asset securitization agreements for $275 million of eligible direct financing receivables that expire September 1998 ($150 million) and March 1999 ($125 million). Both of these agreements are expected to be renewed. Under these agreements, the Company sold $52.3 million in direct financing leases during the first six months of fiscal 1998, replacing leases which had been liquidated during the period and recognized a pretax gain of approximately $1.2 million. Under the terms of the sales agreements, the Company will continue to service the lease portfolio.


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

                   Three Months Ended March 31, 1998 Compared with the Three Months Ended March 31, 1997

Comparative summarized results of operations for the three months ended March 31, 1998 and 1997 are set forth in the table below. This table also shows the increase in the dollar amounts of major revenue and expense items between periods, as well as the related percentage increase.

                                                           Three Months
(dollars in thousands)                                    Ended March 31                       Increase
                                                       1998               1997          Amount           Percent
Revenues:
     Lease finance income                              $54,787           $40,657         $14,130         34.8%
     Rental income                                       9,098             5,136           3,962         77.1%
     Interest on IKON tax deferrals                      3,844             2,888             956         33.1%
     Other income                                        3,130             2,097           1,033         49.3%
                                                    ----------        ----------      ----------
                                                        70,859            50,778          20,081         39.5%

Expenses:
     Interest                                           27,208            19,602           7,606         38.8%
     General and administrative                         17,972            15,113           2,859         18.9%
                                                    ----------        ----------      ----------
                                                        45,180            34,715          10,465         30.1%

Gain on sale of lease receivables                          617               664             (47)        (7.1)%
                                                    ----------        ----------      ----------

Income before income taxes                              26,296            16,727           9,569         57.2%
Provision for income taxes                              10,782             6,858           3,924         57.2%
                                                    ----------        ----------      ----------
Net income                                          $   15,514        $    9,869      $    5,645         57.2%
                                                    ==========        ==========      ==========

Revenues

Total revenues increased $20.1 million or 39.5% in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. Approximately 70.4% or $14.1 million of this increase in revenues was a result of increased lease finance income due to continued growth in the portfolio of direct financing and funded leases. The lease portfolio, net of lease receivables that were sold in asset securitization transactions, increased 31.3 % from March 31, 1997 to March 31, 1998.

Office equipment placed on rental by the IKON marketplaces to customers, with cancelable terms, may be purchased by the Company. During the second quarters of fiscal 1998 and 1997, IOS Capital purchased operating lease equipment of $9.4 million and $9.6 million, respectively. Operating leases contributed $9.1 million in rental income during the second quarter of fiscal 1998, compared to $5.1 million in the second quarter of fiscal 1997.

The Company earns interest income on the deferred tax liabilities of the IKON marketplaces associated with leases funded through the Company at a rate consistent with the Company's weighted average outside borrowing rate of interest. The Company's average rate was 6.5% for the second quarter of fiscal 1998 and 6.8% for the second quarter of fiscal 1997. In addition, the deferred tax base upon which these payments are calculated increased 31.7% to $244.3 million at March 31, 1998 from $185.5 million at March 31, 1997. Primarily as a result of the increased deferred tax liabilities, interest income on deferred taxes rose $956,000 or 33.1% when comparing the three months ended March 31, 1998 to the three months ended March 31, 1997.

Other income consists primarily of late payment charges and various billing fees. The structure of these fees has remained basically unchanged from fiscal 1997. The growth in other income from fees is primarily due to the increased size of the lease portfolio upon which these fees are based. Overall, fee income from these sources grew by $1.0 million or 49.3%, when comparing the second quarter of fiscal 1998 to the same period of fiscal 1997.

Expenses

Average borrowings to finance the lease portfolio in the form of loans from banks and the issuance of medium term notes in the public market increased by 31.7% from March 31, 1997, to $1,760.8 million outstanding at March 31, 1998. The Company paid a weighted average interest rate on all borrowings of 6.5% for the second quarter of fiscal 1998 and 6.8% for the second quarter of fiscal 1997. Primarily as a result of the increased borrowings, interest expense grew by $7.6 million or 38.8%, when comparing the second quarter of fiscal 1998 to the second quarter of fiscal 1997. At March 31, 1998, the Company's debt to equity ratio, including intercompany amounts due to IKON was 5.9 to 1.

Total general and administrative expenses for the quarter ended March 31, 1998 increased by $2.9 million or 18.9%, over the quarter ended March 31, 1997. The general and administrative expense category in the second quarter of fiscal 1998 includes depreciation expense on leased equipment totaling $7.7 million, compared to $3.7 million for the second quarter of fiscal 1997. In addition, the general and administrative expense category includes lease bonus subsidy payments to either IKON or directly to the IKON marketplaces, based on the level of dealer participation in the Company's leasing programs or for the funding of targeted new lease volume. During the second quarter of fiscal 1998, lease bonus subsidy payments totaled $3.8 million compared to $3.5 million during the second quarter of fiscal 1997. Excluding the effects of increased depreciation expense on operating leases and lease bonus subsidy payments, remaining general and administrative expenses decreased by $1.5 million or 18.5% compared to general and administrative expenses in the second quarter of fiscal 1997. This decrease is due to recent cost controls initiated within the Company.

Gain on Sale of Lease Receivables

The Company has asset securitization agreements for $275 million of eligible direct financing lease receivables that expire September 1998 ($150 million) and March 1999 ($125 million). Both of these agreements are expected to be renewed. As collections reduce previously sold interests, new leases can be sold up to the agreement amount. During the three months ended March 31, 1998, collections reduced previously sold interests by approximately $26.5 million on these two agreements. The Company sold an additional $26.5 million in net eligible direct financing leases during the three months of fiscal 1998 and recognized pretax gains of $617,000.

Income Before Income Taxes

Income before income taxes for the second quarter of fiscal 1998 increased by $9.6 million or 57.2% over the second quarter of fiscal 1997. This increase in income before income taxes was essentially the effect of higher earnings due to a larger lease portfolio base, net of increased general and administrative expenses, partially offset by higher borrowing costs resulting from increased debt to fund the lease portfolio.

Provision for Income Taxes

Income taxes for the second quarter of fiscal 1998 increased by $3.9 million or 57.2% over the second quarter of fiscal 1997. This increase in income taxes is directly attributable to the increase in income before taxes in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. The effective tax rate was 41% for both the second quarter of fiscal 1998 and 1997.


                    Six Months Ended March 31, 1998 Compared with the Six Months Ended March 31, 1997

Comparative summarized results of operations for the six months ended March 31, 1998 and 1997 are set forth in the table below. This table also shows the increase in the dollar amounts of major revenue and expense items between periods, as well as the related percentage increase.

                                                             Six Months
(dollars in thousands)                                    Ended March 31                       Increase
                                                       1998               1997            Amount       Percent
Revenues:
     Lease finance income                             $106,266           $77,557         $28,709         37.0%
     Rental income                                      18,149             9,928           8,221         82.8%
     Interest on IKON tax deferrals                      7,505             5,624           1,881         33.4%
     Other income                                        5,365             3,831           1,534         40.0%
                                                    ----------          --------       ---------
                                                       137,285            96,940          40,345         41.6%

Expenses:
     Interest                                           53,073            37,228          15,845         42.6%
     General and administrative                         35,743            28,072           7,671         27.3%
                                                    ----------          --------       ---------
                                                        88,816            65,300          23,516         36.0%

Gain on sale of lease receivables                        1,181             1,277             (96)        (7.5)%
                                                    ----------          --------       ---------

Income before income taxes                              49,650            32,917          16,733         50.8%
Provision for income taxes                              20,357            13,496           6,861         50.8%
                                                    ----------          --------       ---------
Net income                                          $   29,293          $ 19,421       $   9,872         50.8%
                                                    ==========          ========       =========

Revenues

Total revenues increased $40.3 million or 41.6% in the first six months of fiscal 1998 compared to the first six months of fiscal 1997. Approximately 71.2% or $28.7 million of this increase in revenues was a result of increased lease finance income due to continued growth in the portfolio of direct financing and funded leases. The lease portfolio, net of lease receivables that were sold in asset securitization transactions, increased 31.3 % from March 31, 1997 to March 31, 1998.

Office equipment placed on rental by the IKON marketplaces to customers, with cancelable terms, may be purchased by the Company. During the first six months of fiscal 1998 and 1997, IOS Capital purchased operating lease equipment of $28.1 million and $16.4 million, respectively. Operating leases contributed $18.1 million in rental income during the first six months of fiscal 1998, compared to $9.9 million in the first six months of fiscal 1997.

The Company earns interest income on the deferred tax liabilities of the IKON marketplaces associated with leases funded through the Company at a rate consistent with the Company's weighted average outside borrowing rate of interest. The Company's average rate was 6.6% for the first six months of fiscal 1998 and 6.8% for the first six months fiscal 1997. In addition, the deferred tax base upon which these payments are calculated increased 31.7% to $244.3 million at March 31, 1998 from $185.5 million at March 31, 1997. Primarily as a result of the increased deferred tax liabilities, interest income on deferred taxes rose $1.9 or 33.4% when comparing the first six months ended March 31, 1998 to the first six months ended March 31, 1997.

Other income consists primarily of late payment charges and various billing fees. The structure of these fees has remained basically unchanged from fiscal 1997. The growth in other income from fees is primarily due to the increased size of the lease portfolio upon which these fees are based. Overall, fee income from these sources grew by $1.5 million or 40%, when comparing the first six months of fiscal 1998 to the same period of fiscal 1997.

Expenses

Average borrowings to finance the lease portfolio in the form of loans from banks and the issuance of medium term notes in the public market increased by 31.7%, to $1,760.8 million outstanding at March 31, 1998 from March 31, 1997. The Company paid a weighted average interest rate on all borrowings of 6.6% for the first six months of fiscal 1998 and 6.8% for the first six months of fiscal 1997. Primarily as a result of the increased borrowings, interest expense grew by $15.8 million or 42.6%, when comparing the first half of fiscal 1998 to the first half of fiscal 1997. At March 31, 1998, the Company's debt to equity ratio, including intercompany amounts due to IKON was 5.9 to 1.

Total general and administrative expenses for the first six months ended March 31, 1998 increased by $7.7 million or 27.3%, over the first six months ended March 31, 1997. The general and administrative expense category in the first six months of fiscal 1998 includes depreciation expense on leased equipment totaling $15.3 million, compared to $7.9 million for the first six months of fiscal 1997. In addition, the general and administrative expense category includes lease bonus subsidy payments to either IKON or directly to the IKON marketplaces, based on the level of dealer participation in the Company's leasing programs or for the funding of targeted new lease volume. During the first six months of fiscal 1998, lease bonus subsidy payments totaled $7.6 million compared to $5.6 million during the first six months of fiscal 1997. Excluding the effects of increased depreciation expense on operating leases and lease bonus subsidy payments, remaining general and administrative expenses decreased by $1.8 million or 12.4% compared to general and administrative expenses in the first six months of fiscal 1997. This decrease is due to recent cost controls initiated within the Company.

Gain on Sale of Lease Receivables

The Company has asset securitization agreements for $275 million of eligible direct financing lease receivables that expire September 1998 ($150 million) and March 1999 ($125 million). Both of these agreements are expected to be renewed. As collections reduce previously sold interests, new leases can be sold up to the agreement amount. During the six months ended March 31, 1998, collections reduced previously sold interests by approximately $52.3 million on these two agreements. The Company sold an additional $52.3 million in net eligible direct financing leases during the first six months of fiscal 1998 and recognized pretax gains of $1.2 million.

Income Before Income Taxes

Income before income taxes for the first six months of fiscal 1998 increased by $16.7 million or 50.8% over the first six months of fiscal 1997. This increase in income before income taxes was essentially the effect of higher earnings due to a larger lease portfolio base, net of increased general and administrative expenses, partially offset by higher borrowing costs resulting from the increased debt to fund the lease portfolio.

Provision for Income Taxes

Income taxes for the first six months of fiscal 1998 increased by $6.9 million or 50.8% over the first six months of fiscal 1997. This increase in income taxes is directly attributable to the increase in income before taxes in the first half of fiscal 1998 compared to the first half of fiscal 1997. The effective tax rate was 41% for both the first half of fiscal 1998 and 1997.

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

                           PART II. OTHER INFORMATION



Item 6.      Exhibits and Reports on Form 8-K

      (a) The following Exhibits are furnished pursuant to Item 601 of Regulation S-K:

             Exhibit No. (27) Financial Data Schedule

      (b)  Reports on Form 8-K

             On April 27, 1998, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, the press release dated April 22, 1998 of its parent, IKON, which reported IKON's earnings for the fiscal quarter ended March 31, 1998, provided earnings estimates for the remainder of IKON's 1998 fiscal year and provided additional information regarding IKON's business, acquisitions and transformation process.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                                  IOS CAPITAL, INC.


Date        May 14, 1998                          /s/ Harry G. Kozee
                                                  Harry G. Kozee
                                                  Vice President - Finance
                                                  (Chief Accounting Officer)

                                Index to Exhibits



Exhibit Number

        (27)               Financial Data Schedule