Form 10-Q
period 1998-06-30
IOS CAPITAL INC
filed 1998-08-14
CIK 922255

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

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

Yes        No

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 7, 1998.

Common Stock, $.01 par value per share                         1,000 shares
Registered Debt Outstanding as of August 7, 1998              $1,674,750,000

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

                                      INDEX

                                IOS CAPITAL, INC.



PART I.  FINANCIAL INFORMATION


      Item 1.              Financial Statements (Unaudited)

                           Balance Sheets--June 30, 1998 and
                           September 30, 1997

                           Statements of Income--Three and nine months ended June 30, 1998 and June 30, 1997

                           Statements of Cash Flows--Nine months ended
                           June 30, 1998 and June 30, 1997

                           Notes to Financial Statements--June 30, 1998


      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION


      Item 6.              Exhibits and Reports on Form 8-K



SIGNATURES

                         PART I . FINANCIAL INFORMATION


Item 1: Financial Statements (unaudited)


                                IOS Capital, Inc.
                                 BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                              June 30,             September 30,
                                                                1998                    1997
                                                         --------------------     -----------------
Assets
Investment in leases:
     Direct financing leases                                      $1,965,315            $1,640,559
     Less: Unearned income                                          (338,932)             (286,769)
                                                         --------------------     -----------------
                                                                   1,626,383             1,353,790
     Funded leases, net                                              573,924               485,658
                                                         --------------------     -----------------
                                                                   2,200,307             1,839,448

Accounts receivable                                                   58,353                55,589
Due  from  IKON Office Solutions                                      16,111                 4,463
Prepaid expenses and other assets                                     12,799                13,436
Leased equipment-operating rentals at cost,
     less accumulated depreciation of:
     6/98 - $40,026;   9/97 - $ 33,598                                70,981                50,945
Property and equipment at cost, less
     accumulated depreciation of:
     6/98 - $5,102;   9/97 - $ 3,771                                  11,981                12,330

                                                         ====================     =================
Total assets                                                      $2,370,532            $1,976,211
                                                         ====================     =================

Liabilities and shareholder's equity

Liabilities:
     Accounts payable and accrued expenses                           $46,051               $51,018
     Accrued interest                                                  6,354                27,785
     Notes payable to banks                                          225,000                25,000
     Medium term notes                                             1,674,750             1,542,250
     Deferred income taxes                                           100,883                64,177
                                                         --------------------     -----------------
Total liabilities                                                  2,053,038             1,710,230

Shareholder's equity:
     Common Stock - $.01 par value, 1,000 shares
         authorized, issued, and outstanding
     Contributed capital                                             149,415               144,415
     Retained earnings                                               168,079               121,566
                                                         --------------------     -----------------
Total shareholder's equity                                           317,494               265,981
                                                         ====================     =================
Total liabilities and shareholder's equity                        $2,370,532            $1,976,211
                                                         ====================     =================


See notes to financial statements.

                                IOS Capital, Inc.
                              STATEMENTS OF INCOME
                                 (in thousands)

                                              Three Months Ended              Nine Months Ended
                                                   June 30                        June 30
                                             1998            1997            1998           1997
Revenues:
    Lease finance income                   $56,904         $44,494        $163,170        $122,051
    Rental income                           10,138           6,545          28,287          16,473
    Interest on IKON tax deferrals           3,944           3,148          11,449           8,772
    Other income                             3,035           2,090           8,400           5,921
                                          --------        --------        --------        --------
                                            74,021          56,277         211,306         153,217

Expenses:
    Interest                                27,382          22,075          80,455          59,303
    General and administrative              17,658          16,634          53,401          44,706
                                          --------        --------        --------        --------
                                            45,040          38,709         133,856         104,009

Gain on sale of lease receivables              710             642           1,891           1,919
                                          --------        --------        --------        --------


Income before income taxes                  29,691          18,210          79,341          51,127

Provision for income taxes                  12,471           7,466          32,828          20,962
                                          --------        --------        --------        --------

Net income                                 $17,220         $10,744         $46,513         $30,165
                                          ========        ========        ========        ========

See notes to financial statements.

                               IOS Capital, Inc.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                             Nine Months Ended
                                                                                 June 30,
                                                                           1998                1997
Operating activities:
Net income                                                               $46,513             $30,165
Adjustments to reconcile net income to net
        cash provided by operating activities:
                Depreciation and amortization                             25,239              13,743
                Provision for deferred taxes                              36,706              20,174
                Gain on sale of lease receivables                         (1,891)             (1,919)
                Changes in operating assets and liabilities:
                        Accounts receivable                               (2,764)             (3,764)
                        Prepaid expenses and other assets                  2,528               4,112
                        Accounts payable and accrued expenses             (4,967)             (5,074)
                        Accrued interest                                 (21,431)            (15,612)
                                                                      ----------          ----------
                        Net cash provided                                 79,933              41,825
                                                                      ----------          ----------

Investing activities:
Purchases of leased equipment, net                                       (43,917)            (24,746)
Purchases of property and equipment, net                                  (1,009)             (5,005)
Direct financing leases:
        Additions                                                     (1,015,101)           (884,826)
        Cancellations                                                    204,855             139,510
        Collections                                                      458,817             343,578
        Proceeds from sale                                                78,836              77,251
Funded leases:
        Additions                                                       (272,724)           (314,058)
        Cancellations                                                     55,038              49,518
        Collections                                                      129,420             134,416
                                                                      ----------          ----------
                        Net cash used                                   (405,785)           (484,362)
                                                                      ----------          ----------

Financing activities:
Proceeds from bank borrowings                                            200,000
Payments on bank borrowings                                                                  (33,000)
Proceeds from issuance of medium term notes                              348,500             632,350
Payments on medium term notes                                           (216,000)           (126,000)
Capital contributed by IKON                                                5,000              32,000
                                                                      ----------          ----------
                        Net cash provided                                337,500             505,350
                                                                      ----------          ----------

Increase in amounts due from IKON                                         11,648              62,813
Due from (to) IKON at beginning of year                                    4,463             (24,330)
                                                                      ----------          ----------
Due from IKON at end of period                                           $16,111             $38,483
                                                                      ----------          ----------



See notes to financial statements

                                IOS Capital, Inc.
                          Notes to Financial Statements
                                  June 30, 1998


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


Note 2:    Medium Term Note Program

           During the nine months ended June 30, 1998, IOS Capital issued $348.5 million under its medium term note program. At June 30, 1998, $1,674.8 million of medium term notes were outstanding with a weighted average interest rate of 6.5%. The remaining amount available under this registration statement is $1,298.2 million.


Note 3:    Asset Securitization

           IOS Capital has asset securitization agreements for $275 million of eligible direct financing receivables that expire September 1998 ($150 million) and March 1999 ($125 million). Both of these agreements are expected to be renewed. Under these agreements, the Company sold $78.8 million in direct financing leases during the first nine months of fiscal 1998, replacing leases which had been liquidated during the period and recognized a pretax gain of approximately $1.9 million. Under the terms of the sales agreements, the Company will continue to service the lease portfolio.


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

                    Three Months Ended June 30, 1998 Compared with the Three Months Ended June 30, 1997

Comparative summarized results of operations for the three months ended June 30, 1998 and 1997 are set forth in the table below. This table also shows the increase in the dollar amounts of major revenue and expense items between periods, as well as the related percentage increase.

                                                Three Months
(dollars in thousands)                          Ended June 30                    Increase
                                            1998            1997          Amount          Percent
Revenues:
     Lease finance income                  $56,904        $44,494        $12,410           27.9%
     Rental income                          10,138          6,545          3,593           54.9%
     Interest on IKON tax deferrals          3,944          3,148            796           25.3%
     Other income                            3,035          2,090            945           45.2%
                                           -------        -------        -------
                                            74,021         56,277         17,744           31.5%

Expenses:
     Interest                               27,382         22,075          5,307           24.0%
     General and administrative             17,658         16,634          1,024            6.2%
                                           -------        -------        -------
                                            45,040         38,709          6,331           16.4%

Gain on sale of lease receivables              710            642             68           10.6%
                                           -------        -------        -------

Income before income taxes                  29,691         18,210         11,481           63.0%
Provision for income taxes                  12,471          7,466          5,005           67.0%
                                           -------        -------        -------
Net income                                 $17,220        $10,744         $6,476           60.3%
                                           =======        =======         ======


Revenues

Total revenues increased $17.7 million or 31.5% in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. Approximately 69.9% or $12.4 million of this increase in revenues was a result of increased lease finance income due to continued growth in the portfolio of direct financing and funded leases. The lease portfolio, net of lease receivables that were sold in asset securitization transactions, increased 29.0 % from June 30, 1997 to June 30, 1998.

Office equipment placed on rental by the IKON marketplaces to customers, with cancelable terms, may be purchased by the Company. During the third quarters of fiscal 1998 and 1997, IOS Capital purchased operating lease equipment of $15.8 million and $8.3 million, respectively. Operating leases contributed $10.1 million in rental income during the third quarter of fiscal 1998, compared to $6.5 million in the third quarter of fiscal 1997.

The Company earns interest income on the deferred tax liabilities of the IKON marketplaces associated with leases funded through the Company at a rate consistent with the Company's weighted average outside borrowing rate of interest. The Company's average rate was 6.5% for the third quarter of fiscal 1998 and 6.7% for the third quarter of fiscal 1997. In addition, the deferred tax base upon which these payments are calculated increased 28.8% to $259.4 million at June 30, 1998 from $201.4 million at June 30, 1997. Primarily as a result of the increased deferred tax liabilities, interest income on deferred taxes rose $796,000 or 25.3% when comparing the three months ended June 30, 1998 to the three months ended June 30, 1997.

Other income consists primarily of late payment charges and various billing fees. The structure of these fees has remained basically unchanged from fiscal 1997. The growth in other income from fees is primarily due to the increased size of the lease portfolio upon which these fees are based. Overall, fee income from these sources grew by $.9 million or 45.2%, when comparing the third quarter of fiscal 1998 to the same period of fiscal 1997.

Expenses

Average borrowings to finance the lease portfolio in the form of loans from banks and the issuance of medium term notes in the public market increased by 26.5% from June 30, 1997, to $1,899.8 million outstanding at June 30, 1998. The Company paid a weighted average interest rate on all borrowings of 6.5% for the third quarter of fiscal 1998 and 6.7% for the third quarter of fiscal 1997. Primarily as a result of the increased borrowings, interest expense grew by $5.3 million or 24.0%, when comparing the third quarter of fiscal 1998 to the third quarter of fiscal 1997. At June 30, 1998, the Company's debt to equity ratio, including intercompany amounts due from IKON was 5.9 to 1. On August 14, 1998, Standard and Poor's lowered its credit ratings one level for the Company and IKON to "BBB+" from "A-" and Moody's Investor Service lowered its credit ratings one level on the Company and IKON to "Baa1" from "A3".

Total general and administrative expenses for the quarter ended June 30, 1998 increased by $1.0 million or 6.2%, over the quarter ended June 30, 1997. The general and administrative expense category in the third quarter of fiscal 1998 includes depreciation expense on leased equipment totaling $8.5 million, compared to $5.2 million for the third quarter of fiscal 1997. In addition, the general and administrative expense category includes lease bonus subsidy payments to either IKON or directly to the IKON marketplaces, based on the level of dealer participation in the Company's leasing programs or for the funding of targeted new lease volume. During the third quarter of fiscal 1998, lease bonus subsidy payments totaled $3.7 million compared to $2.1 million during the third quarter of fiscal 1997. Excluding the effects of increased depreciation expense on operating leases and lease bonus subsidy payments, remaining general and administrative expenses decreased by $3.9 million or 41.6% compared to general and administrative expenses in the third quarter of fiscal 1997. This decrease is due to recent cost controls initiated within the Company.

Gain on Sale of Lease Receivables

The Company has asset securitization agreements for $275 million of eligible direct financing lease receivables that expire September 1998 ($150 million) and March 1999 ($125 million). Both of these agreements are expected to be renewed. As collections reduce previously sold interests, new leases can be sold up to the agreement amount. During the three months ended June 30, 1998, collections reduced previously sold interests by approximately $26.6 million on these two agreements. The Company sold an additional $26.6 million in net eligible direct financing leases during the third quarter of fiscal 1998 and recognized pretax gains of $710,000.

Income Before Income Taxes

Income before income taxes for the third quarter of fiscal 1998 increased by $11.5 million or 63.0% over the third quarter of fiscal 1997. This increase in income before income taxes was essentially the effect of higher earnings due to a larger lease portfolio base, net of increased general and administrative expenses, partially offset by higher borrowing costs resulting from increased debt to fund the lease portfolio.

Provision for Income Taxes

Income taxes for the third quarter of fiscal 1998 increased by $5.0 million or 67.0% over the third quarter of fiscal 1997. This increase in income taxes is directly attributable to the increase in income before taxes in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. The effective tax rate was 42% in the third quarter of fiscal 1998 compared to 41% in the third quarter of fiscal 1997.


                    Nine Months Ended June 30, 1998 Compared with the Nine Months Ended June 30, 1997

Comparative summarized results of operations for the nine months ended June 30, 1998 and 1997 are set forth in the table below. This table also shows the increase in the dollar amounts of major revenue and expense items between periods, as well as the related percentage increase.

                                                  Nine Months
(dollars in thousands)                           Ended June 30                     Increase
                                             1998            1997            Amount          Percent
Revenues:
     Lease finance income                  $163,170        $122,051         $41,119            33.7%
     Rental income                           28,287          16,473          11,814            71.7%
     Interest on IKON tax deferrals          11,449           8,772           2,677            30.5%
     Other income                             8,400           5,921           2,479            41.9%
                                            -------         -------         -------
                                            211,306         153,217          58,089            37.9%

Expenses:
     Interest                                80,455          59,303          21,152            35.7%
     General and administrative              53,401          44,706           8,695            19.4%
                                            -------         -------         -------
                                            133,856         104,009          29,847            28.7%

Gain on sale of lease receivables             1,891           1,919             (28)           (1.5)%
                                            -------         -------         -------

Income before income taxes                   79,341          51,127          28,214            55.2%
Provision for income taxes                   32,828          20,962          11,866            56.6%
                                            -------         -------         -------
Net income                                  $46,513         $30,165         $16,348            54.2%
                                            =======         =======         =======


Revenues

Total revenues increased $58.1 million or 37.9% in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997. Approximately 70.8% or $41.1 million of this increase in revenues was a result of increased lease finance income due to continued growth in the portfolio of direct financing and funded leases. The lease portfolio, net of lease receivables that were sold in asset securitization transactions, increased 29.0 % from June 30, 1997 to June 30, 1998.

Office equipment placed on rental by the IKON marketplaces to customers, with cancelable terms, may be purchased by the Company. During the first nine months of fiscal 1998 and 1997, IOS Capital purchased operating lease equipment of $43.9 million and $24.7 million, respectively. Operating leases contributed $28.3 million in rental income during the first nine months of fiscal 1998, compared to $16.5 million in the first nine months of fiscal 1997.

The Company earns interest income on the deferred tax liabilities of the IKON marketplaces associated with leases funded through the Company at a rate consistent with the Company's weighted average outside borrowing rate of interest. The Company's average rate was 6.5% for the first nine months of fiscal 1998 and 6.7% for the first nine months fiscal 1997. In addition, the deferred tax base upon which these payments are calculated increased 28.8% to $259.4 million at June 30, 1998 from $201.4 million at June 30, 1997. Primarily as a result of the increased deferred tax liabilities, interest income on deferred taxes rose $2.7 or 30.5% when comparing the first nine months ended June 30, 1998 to the first nine months ended June 30, 1997.

Other income consists primarily of late payment charges and various billing fees. The structure of these fees has remained basically unchanged from fiscal 1997. The growth in other income from fees is primarily due to the increased size of the lease portfolio upon which these fees are based. Overall, fee income from these sources grew by $2.5 million or 41.9%, when comparing the first nine months of fiscal 1998 to the same period of fiscal 1997.

Expenses

Average borrowings to finance the lease portfolio in the form of loans from banks and the issuance of medium term notes in the public market increased by 26.5%, to $1,899.8 million outstanding at June 30, 1998 from June 30, 1997. The Company paid a weighted average interest rate on all borrowings of 6.5% for the first nine months of fiscal 1998 and 6.7% for the first nine months of fiscal 1997. Primarily as a result of the increased borrowings, interest expense grew by $21.2 million or 35.7%, when comparing the first nine months of fiscal 1998 to the first nine months of fiscal 1997. At June 30, 1998, the Company's debt to equity ratio, including intercompany amounts due to IKON was 5.9 to 1. On August 14, 1998, Standard and Poor's lowered its credit ratings one level for the Company and IKON to "BBB+" from "A-" and Moody's Investor Service lowered its credit ratings one level on the Company and IKON to "Baa1" from "A3".

Total general and administrative expenses for the first nine months ended June 30, 1998 increased by $8.7 million or 19.4%, over the first nine months ended June 30, 1997. The general and administrative expense category in the first nine months of fiscal 1998 includes depreciation expense on leased equipment totaling $23.9 million, compared to $13.1 million for the first nine months of fiscal 1997. In addition, the general and administrative expense category includes lease bonus subsidy payments to either IKON or directly to the IKON marketplaces, based on the level of dealer participation in the Company's leasing programs or for the funding of targeted new lease volume. During the first nine months of fiscal 1998, lease bonus subsidy payments totaled $11.3 million compared to $7.7 million during the first nine months of fiscal 1997. Excluding the effects of increased depreciation expense on operating leases and lease bonus subsidy payments, remaining general and administrative expenses decreased by $5.7 million or 23.8% compared to general and administrative expenses in the first nine months of fiscal 1997. This decrease is due to recent cost controls initiated within the Company.


Gain on Sale of Lease Receivables

The Company has asset securitization agreements for $275 million of eligible direct financing lease receivables that expire September 1998 ($150 million) and March 1999 ($125 million). Both of these agreements are expected to be renewed. As collections reduce previously sold interests, new leases can be sold up to the agreement amount. During the nine months ended June 30, 1998, collections reduced previously sold interests by approximately $78.8 million on these two agreements. The Company sold an additional $78.8 million in net eligible direct financing leases during the first nine months of fiscal 1998 and recognized pretax gains of $1.9 million.

Income Before Income Taxes

Income before income taxes for the first nine months of fiscal 1998 increased by $28.2 million or 55.2% over the first nine months of fiscal 1997. This increase in income before income taxes was essentially the effect of higher earnings due to a larger lease portfolio base, net of increased general and administrative expenses, partially offset by higher borrowing costs resulting from the increased debt to fund the lease portfolio.

Provision for Income Taxes

Income taxes for the first nine months of fiscal 1998 increased by $11.9 million or 56.6% over the first nine months of fiscal 1997. This increase in income taxes is directly attributable to the increase in income before taxes in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997. The effective tax rate was 41.4% for the first nine months of fiscal 1998 compared to 41% for first nine months of fiscal 1997.

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

                           PART II. OTHER INFORMATION



Item 6.      Exhibits and Reports on Form 8-K

     (a)  The  following   Exhibits  are  furnished  pursuant  to  Item  601  of
          Regulation S-K:

             Exhibit No. (27) Financial Data Schedule

     (b)  Reports on Form 8-K

             On April 27, 1998, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, the press release dated April 22, 1998 of its parent, IKON Office Solutions, Inc. (IKON), which reported its earnings for the fiscal quarter ended March 31, 1998, provided earnings estimates for the remainder of IKON's 1998 fiscal year and provided additional information regarding its business, acquisitions and transformation process.


             On June 29, 1998, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, the press release dated June 29, 1998 of its parent, IKON, indicating that IKON anticipates earnings will be significantly lower than the First Call consensus estimate of $.34 per share for the quarter ending June 30, 1998 and that IKON expects to release third quarter earnings on July 22, 1998.

             On July 10, 1998, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, the press release dated July 9, 1998 of its parent, IKON, announcing the appointment of James J. Forese as IKON's President, Chief Executive Officer and a member of the Board of Directors. IKON also announced that Richard A. Jalkut, who has been a director of IKON since 1996, has been appointed non-executive Chairman. John E. Stuart, who had served as IKON's Chairman, President and Chief Executive Officer, has resigned his positions with IKON.

             On August 5, 1998, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, the press release dated August 4, 1998 of its parent, IKON, stating that IKON is in the process of conducting the full review of operations previously announced and that IKON's third quarter results will be announced on August 14, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                                IOS CAPITAL, INC.


Date        August 14, 1998                     /s/ Harry G. Kozee
                                                Harry G. Kozee
                                                Vice President - Finance
                                               (Chief Accounting Officer)

                                Index to Exhibits



Exhibit Number

        (27)               Financial Data Schedule