Form 10-K
period 1998-09-30
IOS CAPITAL INC
filed 1998-12-23
CIK 922255

                               IOS CAPITAL, INC.
                                   FORM 10-K
                               SEPTEMBER 30, 1998

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 23, 1998
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

(MARK ONE)

[X]Annual report pursuant to section 13 or 15(d) of the Securities Exchange
   Act of 1934 for the fiscal year ended September 30, 1998 or

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

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.01 PER SHARE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The number of shares of common stock, par value $.01 per share, outstanding as of December 23, 1998 was 1,000, all of which were owned by IKON Office Solutions, Inc.

  Registered debt outstanding as of December 18, 1998 was $1,714,750,000.

                     DOCUMENTS INCORPORATED BY REFERENCE:

                                     NONE

  The registrant meets the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format contemplated thereby.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
                                     PART I
 ITEM 1.  BUSINESS...................................................       1
 ITEM 2.  PROPERTIES.................................................       6
 ITEM 3.  LEGAL PROCEEDINGS..........................................       6
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........       6
                                    PART II
 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.......................................       7
 ITEM 6.  SELECTED FINANCIAL DATA....................................       7
 ITEM 7.  FINANCIAL INFORMATION......................................       7
 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.      12
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................      12
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE..................................      13
                                    PART III
 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS...........................      13
 ITEM 11. EXECUTIVE COMPENSATION.....................................      13
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT................................................      13
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............      13
                                    PART IV
 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K..................................................      13

                                    PART I

ITEM 1. BUSINESS

GENERAL

  IOS Capital, Inc. ("IOS Capital" or the "Company"), formerly known as IKON Capital, Inc., was formed in 1987 to provide lease financing to customers of IKON Office Solutions, Inc. ("IKON"). The Company's offices are located at 1738 Bass Road, Macon, Georgia, 31210 (telephone number 912-471-2300). The Company is a wholly-owned subsidiary of IKON.

  IKON is a public company headquartered in Malvern, Pennsylvania operating the largest network of independent copier and office equipment marketplaces in North America and the United Kingdom. IKON has over 800 locations in the United States, Canada, the United Kingdom, Germany, France, Denmark, and Mexico. IKON also provides equipment services and supplies, outsourcing and imaging services, such as mailroom and copy center management, specialized document copying services and electronic imaging and file conversion. IKON also offers network consulting and design, hardware and software product interfaces, computer networking, technology training and software solutions for the networked office environment. IKON's fiscal 1998 revenues were $5.6 billion.

  The Company is engaged in the business of arranging lease financing exclusively for office equipment marketed by IKON's office equipment marketplaces ("IKON marketplaces"), which sell and service copier equipment and facsimile machines. The ability to offer lease financing on this equipment through IOS Capital is considered a competitive marketing advantage which more closely ties IKON to its customer base. During the 1998 fiscal year, 69% of new equipment sold by IKON marketplaces was financed through the Company. The Company and IKON will seek to increase this percentage in the future, as leasing enhances the overall profit margin on equipment and is considered an important customer retention strategy.

  The equipment financed by the Company consists of copiers, facsimile machines, and related accessories and peripheral equipment, the majority of which are produced by major office equipment manufacturers including Canon, Oce and Ricoh. Currently 70% of the equipment financed by the Company represents copiers, 17% fax machines, and 13% other equipment. Although equipment models vary, IKON is increasingly focusing its marketing efforts on the sale of higher segment equipment, such as copiers which produce 50 or more impressions per minute.

  The Company provides IKON with standard lease rates for use in customer quotes. However, IKON marketplaces may charge the customer more or less than IOS Capital's standard rates, and the IKON marketplace would absorb any difference resulting from any such variances from IOS Capital's standard rates.

  The Company's customer base (which consists of the end users of the equipment) is widely dispersed, with the ten largest customers representing less than 2.5% of the Company's total lease portfolio. The typical new lease financed by the Company averages $17,900 in amount and 46 months in duration. Although 97% of the leases are scheduled for regular monthly payments, customers are also offered quarterly, semi-annual, and other customized payment terms. In connection with its leasing activities, the Company performs billing, collection, property and sales tax filings, and provides quotes on equipment upgrades and lease-end notification. The Company also provides certain financial reporting services to the IKON marketplaces, such as a monthly report of marketplace increases in leasing activity and related statistics.

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

  Funded leases represented approximately 26% of the Company's leases as of September 30, 1998. The IKON marketplaces have assigned to the Company, with full recourse, their rights under the underlying contracts including the right to receive lease and rental payments as well as a security interest in the related equipment.

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

 Tax Leases

  Tax leases represented 96% of the Company's total lease portfolio as of September 30, 1998. The Company or the IKON marketplace is considered to be the owner of the equipment for tax purposes during the life of these leases and receives the tax benefit associated with equipment depreciation. Tax leases are structured with a fair market value purchase option. Generally, the customer may return the equipment, continue to rent the equipment or purchase the equipment for its fair market value at the end of the lease.

  Each tax lease has a stated equipment residual value generally ranging from 0% to 25% of retail price, depending on model and term. As of September 30, 1998, the average equipment residual value for all leases in the Company's portfolio was 7.8%. Upon early termination of the lease or at the normal end of the lease term, the Company charges the IKON marketplace for the stated residual position, if any, and the equipment is returned to the IKON marketplace. Any gain or loss on the equipment's residual value is realized by the IKON marketplace.

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

 Leased Equipment

  The Company also offers from time to time financing of the cost of office equipment that the IKON marketplaces maintain in inventory for short-term rental to customers. This category of leased equipment also includes equipment currently rented to customers where the rental agreements are considered to be cancelable by the customer, based on the terms and conditions of the rental contracts in effect. Under operating guidelines in effect, any equipment not physically on rental to customers for a period exceeding 120 continuous days must be repurchased by the IKON marketplaces at its current book value. Effective October 1, 1998, the Company intends to limit the funding to select accounts.

RELATIONSHIP WITH IKON OFFICE SOLUTIONS, INC.

  The Company, as a captive finance subsidiary of IKON, derives its customer base from the business sourced by its affiliates within IKON. There are several agreements and programs between the Company and IKON, which are described below.

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

  The Company's current practice is to require the IKON marketplaces to repurchase all defaulted lease contracts (defined as any receivable which is past due for more than 120 days or is otherwise reasonably declared uncollectible by the Company). However, the 1996 Support Agreement does not contain a requirement for such repurchases by the IKON marketplaces because the Company and IKON wish to preserve the flexibility, on a prospective basis, to allow the credit risk for defaulted contracts to remain with the Company. In such event, the credit decision and reserves for defaulted contracts would become the responsibility of the Company. If the Company were responsible for the credit risk and costs associated with defaulted contracts, the Company would increase its current lease rates in order to offset these increased costs. Consequently, the Company believes that the impact of any future shift of the credit risk from the IKON marketplaces to the Company would not be material to the Company's future results of operations. The Company's (and IKON's) present intention is to continue the repurchase arrangement with the IKON marketplaces as currently in effect.

  2. THE 1994 SUPPORT AGREEMENT

  The Company and IKON were previously parties to the 1994 Support Agreement, dated as of June 1, 1994, which contained terms identical to those contained in the 1996 Support Agreement, except that the 1994 Support Agreement did not contain the requirement that IKON maintain 100% of ownership of the Company, did not limit the leverage of debt to equity to a maximum of 6 to 1, and did not contain the requirement that IKON obtain the consent of two-thirds of the debtholders as a condition to assignment. Except for these three new requirements, which are included in the 1996 Support Agreement, all of the other provisions of the 1996 Support Agreement are identical to those previously included in the 1994 Support Agreement. The 1994 Support Agreement was replaced by the 1996 Support Agreement after the Company obtained in writing from Moody's Investors Services and Standard & Poor's Rating Group confirmation that the Company's debt rating would not be downgraded as a result of the foregoing new requirements.

 Cash Management Program

  The Company participates in IKON's domestic Cash Management program. Under this program, the Company has an account with IKON through which cash in excess of current operating requirements is temporarily placed on deposit. Similarly, amounts are periodically borrowed from IKON. Interest is paid
(or charged) by IKON on these amounts. The Company was in a net average deposit condition with IKON during 1998, 1997 and 1996 and earned interest income of approximately $5.3 million, $5.4 million and $2.9 million, respectively.

 Management Fee

  The Company is charged a management fee by IKON to cover certain corporate overhead expenses. These charges are included as general and administrative expenses in the Company's financial statements and amounted to $552,000 in each of fiscal years 1998, 1997 and 1996.

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

 Interest on Income Tax Deferrals

  The Company provides substantial tax benefits to IKON through the use of the installment sales method on equipment financed through the Company. Taxes deferred by IKON due to this tax treatment totaled a cumulative amount of approximately $366 million at the end of fiscal 1998. IKON pays the Company interest on the portion of these tax deferrals (approximately $271 million at the end of fiscal 1998) which arise from tax deferrals on intercompany sales. In fiscal years 1998, 1997 and 1996, interest was earned by the Company at a rate consistent with the Company's weighted average outside borrowing rate of interest. Under this method, the Company earned interest at an average rate of 6.5% in fiscal 1998 totaling $15.7 million, 6.6% in fiscal 1997 totaling
$12.1 million and 6.8% in fiscal 1996 totaling $8.7 million.

 Lease Bonus Program

  The Company sponsored a lease bonus subsidy program which provided incentives to IKON marketplaces when IKON customers lease equipment from the Company. Effective October 1, 1996, the Company changed the focus of the bonus subsidy program to reimburse IKON for third party lease payoffs incurred when buying out the equipment leases of a competitor. Payments under this program can be reduced or eliminated at any time by joint agreement of the Company and IKON. During fiscal 1998, 1997 and 1996, bonus payments made to IKON marketplaces or IKON totaled $16.4 million, $9.8 million and $6.9 million, respectively.

 Credit Policies and Loss Experience

  Each IKON marketplace is responsible for developing and maintaining a formal credit policy that governs credit practices and procedures. In addition, the credit practices of the individual IKON marketplaces must be consistent with IKON's overall policies for leasing and credit approval. Effective October 1, 1998, the Company began the implementation of a national credit review process for lease transactions submitted to it for funding. Under the new process, which is expected to be fully implemented by April 1999, the Company will approve the credit for all the lease transactions prior to funding the IKON marketplaces.

  The Company presently has full recourse to the IKON marketplace for any lease which becomes past due by 120 days or more. Excluding the effect of recoveries, the gross value of leases charged back to IKON marketplaces was $98.8 million in fiscal 1998, $51.6 million in fiscal 1997 and $29.9 million in fiscal 1996. For fiscal 1998, 1997 and 1996, the gross chargebacks represented 3.9%, 2.7% and 2.3%, respectively, of the average portfolio balances during the year.

  Reserves for credit losses are maintained by the IKON marketplaces and IKON. On a monthly basis, the Company reports the respective net investment value of the lease portfolio to each IKON marketplace so the IKON marketplace can properly accrue the credit loss reserve balance. In accordance with IKON policy, each IKON marketplace must maintain aggregate reserves of at least 3% of the IKON marketplace's total portfolio (including $275 million of net leases sold under an asset securitization agreement being serviced by the Company). Reserves maintained for fiscal 1998 and 1997, as a percentage of the leasing portfolio at fiscal year end, were 3.4%.

  Delinquencies remained at a consistent level for fiscal 1998 and 1997. During this two-year period, accounts classified as current (less than 30 days past due) ranged from 85% to 91% of the total portfolio balance on a monthly basis. The aging of the Company's lease portfolio receivables at September 30, 1998 (excluding $275 million of net lease receivables sold under an asset securitization agreement being serviced by the Company) was as follows:

                                                        (DOLLARS IN MILLIONS)
     Current........................................... $    2,452.6       90.8%
     Over 30 days......................................        144.7        5.4%
     Over 60 days......................................         66.2        2.4%
     Over 90 days......................................         37.0        1.4%
                                                        ------------  ---------
                                                            $2,700.5      100.0%
                                                                      =========
     Less:
       Unearned interest...............................       (448.9)
                                                        ------------
                                                        $    2,251.6
                                                        ============

FUNDING

  Effective July 1, 1994, the Company commenced a medium term note program of $500 million which was fully subscribed as of July 1995. On June 30, 1995, the Company increased the amount available to be offered under this medium term note program by $1 billion and on May 21, 1997, the Company further increased the amount available by $2 billion. The program allows the Company to offer to the public from time to time medium term notes having an aggregate initial offering price not exceeding the total program amount. These notes are offered at varying maturities of nine months or more from their dates of issue and may be subject to redemption at the option of the Company, in whole or in part, prior to the maturity date in conjunction with meeting specified provisions. Interest rates are determined based on market conditions at the time of issuance. As of September 30, 1998, $1,849.8 million of medium term notes were outstanding with a weighted average interest rate of 6.5%.

  The Company has entered into asset securitization agreements for $275 million of eligible direct financing lease receivables that expire in March 1999 ($125 million) and September 1999 ($150 million). The agreements contain limited recourse provisions which require the Company to assign an additional undivided interest in leases to cover any potential losses to the purchaser due to uncollectible leases. As collections reduce previously sold interests, new leases can be sold up to the agreement amount. In fiscal 1998, the Company sold an additional $106.1 million in leases, replacing leases paid/collected during the year and recognized pretax gains of $2.7 million. Under the terms of the sales agreements, the Company will continue to service the lease portfolios sold.

EMPLOYEES

  At September 30, 1998, the Company had approximately 310 employees. Employee relations are considered to be good.

PROPRIETARY MATTERS

  Other than the "IOS Capital" trade name and service mark, the Company has no names, trademarks, trade names, or service marks which are used in the conduct of its business.

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

  Any additional information called for by this item has been omitted pursuant to General Instruction I(2)(d).

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  All outstanding shares of the Company's common stock are currently owned by IKON Office Solutions, Inc. Therefore, there is no market for the Company's common stock. No dividends were paid in fiscal 1998, 1997 or 1996. The Company and IKON will, from time to time, determine the appropriate capitalization for the Company, which will, in part, affect any future payment of dividends to IKON or capital contributions to the Company.

ITEM 6. SELECTED FINANCIAL DATA

  The information called for by this item has been omitted pursuant to General Instruction I(2)(a).

ITEM 7. FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Pursuant to General Instruction I(2)(a) of Form 10-K, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations.

IMPACT OF YEAR 2000

  State of Readiness. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded technology (non-IT systems) may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The potential for a problem exists with all computer hardware and software, as well as in products with embedded technology; copiers and fax machines; security and HVAC systems; voice/telephony systems; elevators, etc.

  IKON has appointed a Year 2000 Corporate Compliance Team, which has prepared a compliance program for all business units, including the Company, and is responsible for coordination and inspecting compliance activities in all business units. The compliance program requires all business units and locations in every country to inventory potentially affected systems and products, assess risk, take any required corrective actions, test and certify compliance. IKON's Year 2000 Testing and Certification Guidelines delineate the Year 2000 compliance process, testing and quality assurance guidelines, certification and reporting processes and contingency planning. An independent consulting company has reviewed the compliance program and any appropriate recommendations have been implemented. All internal IT systems and non-IT systems have been inventoried. The Company has completed the assessment phase of its Year 2000 project. The remediation phase is 80% complete and the testing phase is 40% complete. The Company anticipates completing the Year 2000 project no later than October 31, 1999, which is prior to any anticipated material impact on its operating systems.

  Costs. The Company will use both internal and external resources to reprogram or replace, test and implement its IT and non-IT systems for Year 2000 modifications. The Company does not separately track the internal costs incurred on the Year 2000 project. Such costs are principally payroll and related costs for its internal IT personnel. The total cost of the Year 2000 project, excluding these internal costs, is estimated at $1.4 million and is being funded through operating cash flows, all of which will be expensed as incurred. To date, the Company has expensed approximately $570,000 related to its Year 2000 project.

  Risks. Management believes, based on the information currently available to it, that the most reasonably likely worst case scenario that could be caused by technology failures relating to Year 2000 could pose a significant threat not only to the Company, IKON, its customers and suppliers, but to all businesses. Risks include:

  . Legal risks, including customer, supplier, employee or shareholder lawsuits over failure to deliver contracted services, product failure, or health and safety issues.

  .  Loss of revenues due to failure to meet customer quality expectations.

  . Increased operational costs due to manual processing, data corruption or disaster recovery.

  .  Inability to bill or invoice.

  The cost of the project and the date on which IKON and the Company believe it will complete the Year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and costs of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

  Contingency Plans. IKON's Guidelines require that contingency plans be developed and validated in the event that any critical system cannot be corrected and certified before the system's failure date. The Company and IKON expect to have contingency plans in place by October 31, 1999. In addition, IKON is forming a rapid response team as part of its IT group that will respond to any operational problems during the Year 2000 date change period.

FISCAL 1998 COMPARED WITH FISCAL 1997

  Comparative summarized results of operations for the fiscal years ended September 30, 1998 and 1997 are set forth in the table below. This table also shows the increase in the dollar amounts of major revenue and expense items between periods, as well as the related percentage change.

                                           FISCAL YEAR
                                       ENDED SEPTEMBER 30  INCREASE (DECREASE)
                                       ------------------- ---------------------
                                         1998      1997     AMOUNT     PERCENT
                                       --------- --------- ---------- ----------
                                               (DOLLARS IN THOUSANDS)
Revenues:
  Lease finance income................ $ 223,131 $ 170,505 $   52,626     30.9%
  Rental income.......................    38,749    24,012     14,737     61.4%
  Interest on IKON income tax defer-
   ral................................    15,734    12,134      3,600     29.7%
  Other income........................    11,653     7,638      4,015     52.6%
                                       --------- --------- ----------
                                         289,267   214,289    74, 978     35.0%
Expenses:
  Interest............................   109,737    83,536     26,201     31.4%
  General and administrative..........    72,938    61,790     11,148     18.0%
                                       --------- --------- ----------
                                         182,675   145,326    37, 349     25.7%
Gain on sale of lease receivables.....     2,724     2,602        122      4.7%
                                       --------- --------- ----------
Income before taxes...................   109,316    71,565     37,751     52.8%
Provision for income taxes............    46,194    28,984     17,210     59.4%
                                       --------- --------- ----------
Net income............................ $  63,122 $  42,581 $   20,541     48.2%
                                       ========= ========= ==========

 Revenues

  Total revenues increased $75.0 million or 35.0% in fiscal 1998 from fiscal 1997. Approximately 70.2% or $52.6 million of this increase in revenues was a result of increased lease finance income due to continued growth in the portfolio of direct financing and funded leases. The lease portfolio, net of lease receivables that were sold in asset securitization transactions, increased 22.4% from September 30, 1997 to September 30, 1998.

  Office equipment placed on rental by the IKON marketplaces to customers with cancelable terms may be purchased by the Company. During fiscal 1998 and 1997, IOS Capital purchased operating lease equipment of $64.0 million and $48.5 million, respectively. Operating leases contributed $38.7 million in rental income to total revenues during fiscal 1998 compared to $24.0 million in fiscal 1997.

  The Company earns interest income on the deferred tax liabilities of the IKON marketplaces associated with leases funded through the Company at a rate consistent with the Company's weighted average outside borrowing rate of interest. The Company's average rate was 6.5% for fiscal 1998 compared to 6.6% for fiscal 1997. In addition, the deferred tax base upon which these payments are calculated increased 23.7% to $271 million at September 30, 1998 from $219 million at September 30, 1997. Primarily as a result of the increased deferred tax liabilities, interest income on deferred taxes rose $3.6 million or 29.7% when comparing fiscal 1998 to fiscal 1997.

  Other income consists primarily of late payment charges and various billing fees. The structure of these fees has remained basically unchanged from fiscal 1997. The growth in other income from fees is primarily due to the increased size of the lease portfolio upon which these fees are based. Overall, fee income from these sources grew by $4.0 million or 52.6%, when comparing fiscal 1998 to fiscal 1997.

 Expenses

  Average borrowings to finance the lease portfolio in the form of loans from banks and the issuance of medium term notes in the public market increased by 24.4%, with $1,949.8 million outstanding at September 30, 1998. The Company paid a weighted average interest rate on all borrowings for fiscal 1998 of 6.5% compared to 6.6% for fiscal 1997. Primarily as a result of the increased borrowings, interest expense grew by $26.2 million or 31.4%, when comparing fiscal 1998 to fiscal 1997. At September 30, 1998, the Company's debt to equity ratio was 5.8 to 1. On August 14, 1998, Standard and Poor's lowered its credit rating one level on the Company and IKON to "BBB+" from "A-" and Moody's Investor Service lowered its credit ratings one level on the Company and IKON to "Baal" from "A3".

  During May 1997, the Company completed the filing of a medium term note registration in the amount of $2 billion, designed to meet the Company's anticipated portfolio funding needs into fiscal 1999. This new note program was structured similar to the original $500 million medium term note program that was filed in June 1994 and the $1 billion medium term note program that was filed in June 1995 which was used to meet the Company's portfolio funding needs during the period July 1994 to June 1997. The medium term note program allows for the issuance of medium term notes in the public markets with varying maturities of nine months or more from their dates of issuance, through four nationally recognized investment firms. At September 30, 1998, approximately $1.8 billion of medium term notes were outstanding under these programs with a weighted average interest rate of 6.5%, while approximately $1.1 billion remains available under this program.

  At September 30, 1998, the Company had outstanding notes payable to banks of $100 million, with a weighted average interest rate of 6.0%, compared to $25 million at September 30, 1997 at 6.5%.

  Total general and administrative expenses increased by $11.1 million or 18.0%, when comparing fiscal 1998 to fiscal 1997. The general and administrative expense category for fiscal 1998 includes depreciation expense on leased equipment totaling $32.7 million compared to $19.8 million in fiscal 1997. In addition, lease bonus subsidy payments included in the general and administrative expense categories were approximately $6.6 million more in fiscal 1998 than in fiscal 1997. Excluding the effects of increased depreciation expense on operating leases and lease bonus subsidy payments, remaining general and administrative expenses decreased approximately $8.3 million or 25.9%, when comparing fiscal 1998 to fiscal 1997. This decrease is due to recent cost controls initiated within the company.

 Gain on Sale of Lease Receivables

  The Company has asset securitization agreements for $275 million of eligible direct financing lease receivables that expire in March 1999 ($125 million) and September 1999 ($150 million). Both of these agreements are expected to be renewed. As collections reduce previously sold interests, new leases can be sold up to the agreement amount. During fiscal 1998, collections reduced previously sold interests by approximately $106.1 million on these two agreements. The Company sold an additional $106.1 million in net eligible direct financing leases during fiscal 1998 and recognized a pretax gain of $2.7 million.

 Income Before Taxes

  Income before taxes increased by $37.8 million or 52.8%, when comparing pretax earnings for fiscal 1998 to fiscal 1997. This increase in income before taxes was essentially the effect of higher earnings on a larger portfolio base, net of increased general and administrative expenses, partially offset by higher borrowing costs due to the increase in debt to fund the lease portfolio.

 Provision for Income Taxes

  Income taxes for fiscal 1998 increased by $17.2 million or 59.4% over fiscal 1997. The increase in income taxes is directly attributable to the increase in income before taxes in fiscal 1998 as compared to fiscal 1997. During fiscal 1998, the Company's effective income tax rate was 42.3%, as compared to 40.5% in fiscal 1997.

FISCAL 1997 COMPARED WITH FISCAL 1996

  Comparative summarized results of operations for the fiscal years ended September 30, 1997 and 1996 are set forth in the table below. This table also shows the increase in the dollar amounts of major revenue and expense items between periods, as well as the related percentage change.

                                           FISCAL YEAR
                                       ENDED SEPTEMBER 30  INCREASE (DECREASE)
                                       ------------------- ---------------------
                                         1997      1996     AMOUNT     PERCENT
                                       --------- --------- ---------  ----------
                                               (DOLLARS IN THOUSANDS)
Revenues:
  Lease finance income................ $ 170,505 $ 121,148 $  49,357     40.7 %
  Rental income.......................    24,012    14,607     9,405     64.4 %
  Interest on IKON income tax defer-
   ral................................    12,134     8,677     3,457     39.8 %
  Other income........................     7,638     6,692       946     14.1 %
                                       --------- --------- ---------
                                         214,289   151,124    63,165     41.8 %
Expenses:
  Interest............................    83,536    60,255    23,281     38.6 %
  General and administrative..........    61,790    41,927    19,863     47.4 %
                                       --------- --------- ---------
                                         145,326   102,182    43,144     42.2 %
Gain on sale of lease receivables.....     2,602     5,720    (3,118)   (54.5)%
                                       --------- --------- ---------
Income before taxes...................    71,565    54,662    16,903     30.9 %
Provision for income taxes............    28,984    23,150     5,834     25.2 %
                                       --------- --------- ---------
Net income............................ $  42,581 $  31,512 $  11,069     35.1 %
                                       ========= ========= =========

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

  Office equipment placed on rental by the IKON marketplaces to customers with cancelable terms may be purchased by the Company. During fiscal 1997 and 1996, IOS Capital purchased operating lease equipment of $48.5 million and $27.3 million, respectively. Operating leases contributed $24.0 million in rental income to total revenues during fiscal 1997 compared to $14.6 million in fiscal 1996.

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

 Expenses

  Average borrowings to finance the lease portfolio increased by 52.5%, to $1,567.3 million at September 30, 1997. The Company paid a weighted average interest rate on all borrowings for fiscal 1997 of 6.6% compared to 6.8% for fiscal 1996. As a result of increased borrowings and a decrease in the Company's overall weighted average interest rate, interest expense grew by $23.3 million or 38.6%, when comparing fiscal 1997 to fiscal 1996. At September 30, 1997, the Company's debt to equity ratio was 5.9 to 1.

  During May 1997, the Company completed the filing of a medium term note registration in the amount of $2 billion, designed to meet the Company's anticipated portfolio funding needs into fiscal 1999. This new note program was structured similar to the original $500 million medium term note program that was filed in June 1994 and the $1 billion medium term note program that was filed in June 1995 which was used to meet the Company's portfolio funding needs during the period July 1994 to June 1997. The medium term note program allows for the issuance of medium term notes in the public markets with varying maturities of nine months or more from their dates of issuance, through four nationally recognized investment firms. At September 30, 1997, approximately $1.5 billion of medium term notes were outstanding under these programs with a weighted average interest rate of 6.6%, while approximately $1.6 billion remained available under this program.

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

 Gain on Sale of Lease Receivables

  The Company has asset securitization agreements for $275 million of eligible direct financing lease receivables. As collections reduce previously sold interests, new leases can be sold up to the agreement amount. During fiscal 1997, collections reduced previously sold interests by approximately $103.4 million on these two agreements. The Company sold an additional $103.4 million in net eligible direct financing leases during fiscal 1997 and recognized a pretax gain of $2.6 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements of IOS Capital, Inc. are submitted herewith on Pages F-1 through F-11 of this report.

QUARTERLY DATA

  The following table shows comparative summarized unaudited quarterly results for fiscal 1998 and 1997.

                         FIRST QUARTER SECOND QUARTER THIRD QUARTER FOURTH QUARTER  TOTAL
                         ------------- -------------- ------------- -------------- --------
                                                   (IN THOUSANDS)
1998
Lease finance income....    $51,479       $54,787        $56,904       $59,961     $223,131
Interest expense........     25,865        27,208         27,382        29,282      109,737
Income before income
 taxes..................     23,354        26,296         29,691        29,975      109,316
Net income..............     13,779        15,514         17,220        16,609       63,122
                         FIRST QUARTER SECOND QUARTER THIRD QUARTER FOURTH QUARTER  TOTAL
                         ------------- -------------- ------------- -------------- --------
                                                   (IN THOUSANDS)
1997
Lease finance income....    $36,900       $40,657        $44,494       $48,454     $170,505
Interest expense........     17,626        19,602         22,075        24,233       83,536
Income before income
 taxes..................     16,190        16,727         18,210        20,438       71,565
Net income..............      9,552         9,869         10,744        12,416       42,581

  Any additional information required by this item has been omitted pursuant to General Instruction I(2)(a) of Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  The directors and executive officers of the Company are as follows:

  RICHARD P. MAIER, age 47, has been President of the Company since 1989. He joined IKON (the Company's parent) in 1981 as Controller of the Alco Automotive Group and was promoted to Division Controller of IKON Office Solutions (which included all of the IKON marketplaces) in 1983. He served as Vice President of Acme Business Products (an IKON company) from 1984 to 1988 and became Vice President of IOS Capital in 1988.

  HARRY G. KOZEE, age 43, has been Vice President--Finance of the Company since 1993. He joined the Company in 1991 and was promoted to Controller in 1992.

  KURT E. DINKELACKER, age 45, was appointed the sole director of the Company in 1995. He has served as Executive Vice President and Chief Financial Officer of IKON from 1997 to the present and from 1993 to 1995. He served as President and Chief Operating Officer of IKON from 1995 to 1997.

ITEM 11. EXECUTIVE COMPENSATION

  The information called for by this item has been omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information called for by this item has been omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  See Item 1 hereof for information concerning the relationship between the Company, IKON and the IKON marketplaces.

  Any additional information required by this item has been omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Financial Statements

                                                                           PAGE
                                                                           ----
     Report of Ernst & Young LLP, Independent Auditors.................... F-1
     Balance Sheets at September 30, 1998 and 1997........................ F-2
     Statements of Income for Fiscal Years Ended September 30, 1998, 1997
      and 1996............................................................ F-3
     Statements of Changes in Shareholder's Equity for Fiscal Years Ended
      September 30, 1998, 1997 and 1996................................... F-4
     Statements of Cash Flows for Fiscal Years Ended September 30, 1998,
      1997 and 1996....................................................... F-5
     Notes to Financial Statements........................................ F-6

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

 21    Subsidiaries of the Registrant
 23    Auditors' Consent
 24    Powers of Attorney; certified resolution re: Powers of Attorney
 27    Financial Data Schedule

  (c) Reports on Form 8-K.

  On July 10, 1998, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, the press release dated July 9, 1998 of its parent, IKON, announcing the appointment of James J. Forese as IKON's President, Chief Executive Officer and a member of the Board of Directors. IKON also announced that Richard A. Jalkut, a director of IKON since 1996, was appointed Non-executive Chairman. John E. Stuart, who had served as IKON's Chairman, President and Chief Executive Officer, resigned all positions with IKON.

  On August 5, 1998, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, the press release dated August 4, 1998 of its parent, IKON, stating that IKON is in the process of conducting the full review of operations previously announced and that IKON's third quarter results will be announced on August 14, 1998.

  On November 5, 1998, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, information contained in a press release of its parent, IKON, dated November 4, 1998 concerning IKON's earnings for the fiscal quarter and year ended September 30, 1998.

FORWARD LOOKING INFORMATION

  This Report includes or incorporates by reference information which may constitute forward-looking statements about the Registrant or IKON within the meaning of the federal securities laws. Although the Registrant believes the expectations contained in such forward-looking statements are reasonable, no assurances can be given that such expectations will prove correct. Such forward-looking information is based on the Registrant's or IKON's current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect the Registrant's and/or IKON's current plans, anticipated actions and future financial condition and results. These uncertainties and risks include, but are not limited to, those relating to IKON's successfully managing the integration of acquired companies, including companies with technical services and products that are relatively new to IKON, and also including companies outside the United States, which present additional risks relating to international operations; risks and uncertainites (applicable to both the Registrant and IKON) relating to conducting operations in a competitive environment; delays, difficulties, technological changes, management transitions and employment issues (applicable to both the Registrant and IKON) associated with consolidation of business operations; risks and uncertainties relating to potential Year 2000 deficiencies associated with internal systems (applicable to both the Registrant and IKON) and IKON's distributed products; risks and uncertainties relating to material litigations; debt service requirements (applicable to both the Registrant and IKON), including sensitivity to fluctuation in interest rates; and general economic conditions. As a consequence, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Registrant or IKON.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
IKON Office Solutions, Inc.

  We have audited the accompanying consolidated balance sheets of IOS Capital, Inc. (a wholly-owned subsidiary of IKON Office Solutions, Inc.) as of September 30, 1998 and 1997, and the related consolidated statements of income, changes in shareholder's equity, and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IOS Capital, Inc. at September 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

                                                  /s/ Ernst & Young LLP
                                       ---------------------------------------
                                                  Ernst & Young LLP

Philadelphia, Pennsylvania
November 3, 1998, except for
 note 9, as to which the
 date is December 11, 1998

                               IOS CAPITAL, INC.

                                 BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                            SEPTEMBER 30
                                                        ----------------------
                                                           1998        1997
                                                        ----------  ----------
                        ASSETS
Investments in leases (notes 3 and 4):
  Direct financing leases.............................. $2,002,012  $1,640,559
  Less: Unearned income................................   (343,211)   (286,769)
                                                        ----------  ----------
                                                         1,658,801   1,353,790
  Funded leases, net...................................    592,827     485,658
                                                        ----------  ----------
                                                         2,251,628   1,839,448
Cash...................................................      2,621         --
Accounts receivable....................................     63,066      55,589
Due from IKON Office Solutions, Inc. (note 3)..........     52,060       4,463
Prepaid expenses and other assets......................     14,224      13,436
Leased equipment--operating rentals at cost, less
 accumulated depreciation of:
 1998--$43,411; 1997--$33,598..........................     76,551      50,945
Property and equipment at cost, less accumulated
 depreciation of:
 1998--$5,596; 1997--$3,771 (note 2)...................     11,491      12,330
                                                        ----------  ----------
      Total assets..................................... $2,471,641  $1,976,211
                                                        ==========  ==========
         LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
  Accounts payable and accrued expenses................ $   59,206  $   51,018
  Accrued interest.....................................     33,467      27,785
  Notes payable to banks (note 5)......................    100,000      25,000
  Medium term notes (note 5)...........................  1,849,750   1,542,250
  Deferred income taxes (note 7).......................     95,115      64,177
                                                        ----------  ----------
      Total liabilities................................  2,137,538   1,710,230
Shareholder's equity:
  Common stock--$.01 par value, 1,000 shares
   authorized, issued, and outstanding
  Contributed capital..................................    149,415     144,415
  Retained earnings....................................    184,688     121,566
                                                        ----------  ----------
      Total shareholder's equity.......................    334,103     265,981
                                                        ----------  ----------
      Total liabilities and shareholder's equity....... $2,471,641  $1,976,211
                                                        ==========  ==========


                            See accompanying notes.

                               IOS CAPITAL, INC.

                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                         FISCAL YEAR ENDED
                                                            SEPTEMBER 30
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
Revenues:
  Lease finance income (note 2)..................... $223,131 $170,505 $121,148
  Rental income.....................................   38,749   24,012   14,607
  Interest on IKON income tax deferrals (note 3)....   15,734   12,134    8,677
  Other income......................................   11,653    7,638    6,692
                                                     -------- -------- --------
                                                      289,267  214,289  151,124
Expenses:
  Interest (note 3).................................  109,737   83,536   60,255
  General and administrative........................   72,938   61,790   41,927
                                                     -------- -------- --------
                                                      182,675  145,326  102,182
Gain on sale of lease receivables (note 4)..........    2,724    2,602    5,720
                                                     -------- -------- --------
Income before income taxes..........................  109,316   71,565   54,662
Provision for income taxes (note 7):
  Current...........................................   15,256    8,775  (20,797)
  Deferred..........................................   30,938   20,209   43,947
                                                     -------- -------- --------
                                                       46,194   28,984   23,150
                                                     -------- -------- --------
    Net income...................................... $ 63,122 $ 42,581 $ 31,512
                                                     ======== ======== ========



                            See accompanying notes.

                               IOS CAPITAL, INC.

                 STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                 (IN THOUSANDS)

                                          COMMON  CONTRIBUTED RETAINED
                                          STOCK     CAPITAL   EARNINGS  TOTAL
                                          ------  ----------- -------- --------
Balance at October 1, 1995...............          $ 82,415   $ 47,473 $129,888
Net income...............................                       31,512   31,512
Capital contributions from IKON..........            30,000        --    30,000
                                                   --------   -------- --------
Balance at September 30, 1996............           112,415     78,985  191,400
Net income...............................                       42,581   42,581
Capital contributions from IKON..........            32,000        --    32,000
                                                   --------   -------- --------
Balance at September 30, 1997............           144,415    121,566  265,981
Net Income...............................                       63,122   63,122
Capital contributions from IKON..........             5,000        --     5,000
                                                   --------   -------- --------
Balance at September 30, 1998............ $    *   $149,415   $184,688 $334,103
                                          =====    ========   ======== ========

--------
*Amount is less than one thousand dollars.




                            See accompanying notes.

                               IOS CAPITAL, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                   FISCAL YEAR ENDED
                                                      SEPTEMBER 30
                                            ----------------------------------
                                               1998         1997       1996
                                            -----------  ----------  ---------
Operating activities
Net income................................  $    63,122  $   42,581  $  31,512
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization...........       34,579      17,209     14,029
  Provision for deferred taxes............       30,938      20,209     43,947
  Gain on sale of lease receivables.......       (2,724)     (2,602)    (5,720)
  Changes in operating assets and liabili-
   ties:
    Accounts receivable...................       (7,477)     (7,255)   (21,687)
    Prepaid expenses and other assets.....        1,936       4,748     (2,214)
    Accounts payable and accrued expenses.        8,188       6,697       (397)
    Accrued interest......................        5,682       6,915      8,321
                                            -----------  ----------  ---------
Net cash provided by operating activities.      134,244      88,502     67,791
                                            -----------  ----------  ---------
Investing activities
  Purchases of equipment for rental, net..      (58,308)    (35,577)   (19,456)
  Purchases of property and equipment,
   net....................................       (1,038)     (6,676)    (2,896)
 Direct financing leases:
  Additions...............................   (1,312,251) (1,196,799)  (883,887)
  Cancellations...........................      283,881     203,843    145,326
  Collections.............................      617,215     473,157    290,904
  Proceeds from sale......................      106,144     103,401    202,712
 Funded leases:
  Additions...............................     (364,461)   (422,185)  (268,368)
  Cancellations...........................       78,844      71,908     35,587
  Collections.............................      178,448     177,869     98,480
                                            -----------  ----------  ---------
Net cash used by investing activities.....     (471,526)   (631,059)  (401,598)
                                            -----------  ----------  ---------
Financing activities
  Proceeds from bank borrowings...........      300,000         --      60,000
  Payments on bank borrowings.............     (225,000)    (33,000)  (175,000)
  Proceeds from issuance of medium term
   notes..................................      523,500     853,350    397,900
  Payments on medium term notes...........     (216,000)   (281,000)   (30,000)
  Capital contributed by IKON.............        5,000      32,000     30,000
                                            -----------  ----------  ---------
Net cash provided by financing activities.      387,500     571,350    282,900
                                            -----------  ----------  ---------
Increase (decrease) in cash and amounts
 due from IKON............................       50,218      28,793    (50,907)
Due from (to) IKON at beginning of period.        4,463     (24,330)    26,577
                                            -----------  ----------  ---------
Cash and due from (to) IKON at end of pe-
 riod.....................................  $    54,681  $    4,463  $ (24,330)
                                            ===========  ==========  =========

                            See accompanying notes.

                               IOS CAPITAL, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.BUSINESS

  IOS Capital, Inc. (the "Company"), a wholly-owned subsidiary of IKON Office Solutions, Inc. ("IKON"), is engaged in the business of arranging lease financing exclusively for office equipment marketed by IKON marketplaces, which sell and service copier equipment and facsimile machines. The Company changed its name from IKON Capital, Inc. to IOS Capital, Inc. on January 22, 1998.

2.SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements of IOS Capital, Inc. include the accounts of the Company and its wholly-owned subsidiary, after elimination of all intercompany transactions, accounts and profits.

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

 Accounting Change

  FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125), was adopted effective January 1, 1997. As a result, the Company has modified its agreements to meet the SFAS 125 requirements to enable it to continue recognizing transfers of certain receivables as sales, therefore, the adoption of SFAS 125 did not have a material effect on the Company's financial statements.

                               IOS CAPITAL, INC.

 Interest Rate Swap Agreements

  The Company uses interest rate swap agreements for purposes other than trading and they are treated as off-balance sheet items. Interest rate swap agreements are used by the Company to modify variable rate obligations to fixed rate obligations, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreements are designated as hedges, and effectiveness is determined by matching the principal balance and terms with that specific obligation. Such an agreement involves the exchange of amounts based on fixed interest rates for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which payments are based. The differential to be paid or received as interest rates change is accounted for on the accrual method of accounting. Gains and losses on terminations of interest rate swap agreements are deferred and amortized over the remaining term of the original contract life of the terminated swap agreement. In the event of early extinguishment of the obligation, any realized or unrealized gain or loss from the swap would be recognized in income at the time of extinguishment. Fair values for the Company's interest rate swaps (off-balance sheet instruments) are estimated to be ($3,782,000) and ($400,000) in fiscal 1998 and 1997, respectively, based on termination of the agreements.

3.AGREEMENTS BETWEEN IOS CAPITAL AND IKON

 Cash Management Program

  The Company participates in IKON's domestic cash management program. Under this program, the Company has an account with IKON wherein cash temporarily in excess of current operating requirements earns interest at rates established by IKON. Similarly, amounts are periodically borrowed from IKON, with interest charged at market rates on borrowed funds. The Company was in a net average deposit position with IKON during 1998, 1997 and 1996 and earned interest income of $5,290,000, $5,404,000 and $2,870,000 respectively (included in interest expense). The Company considers its account with IKON to represent a cash balance. Accordingly, the accompanying Statements of Cash Flows includes the changes in Cash and "Due from (to) IKON".

 Management Fee

  Included in general and administrative expenses are corporate overhead expenses charged by IKON of $552,000 in fiscal years 1998, 1997 and 1996. These corporate charges represent management's estimate of costs incurred by IKON on behalf of IOS Capital.

 Interest on IKON Income Tax Deferrals

  The Company charges IKON interest on IKON's income tax deferrals associated with the Company's leasing transactions. Such charges were calculated at 6.5% in 1998, 6.6% in 1997, and 6.8% in 1996.

 Lease Defaults

  The Company and IKON currently follow an operating arrangement that requires, in the event of default, the IKON marketplace to repurchase the equipment at the net investment value of the lease on the default date. Default is defined as any receivable becoming 120 days past due or otherwise being reasonably declared uncollectible by the Company. At September 30, 1998, 1997 and 1996, all of the Company's accounts receivable and direct financing leases, including residual values, were subject to such repurchase terms. In view of the foregoing agreement, the Company has made no provision in the accompanying financial statements for uncollectible receivables.

                               IOS CAPITAL, INC.

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

4.INVESTMENTS IN LEASES

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

  At September 30, 1998, aggregate future minimum payments to be received, including guaranteed residual values, for each of the succeeding fiscal years under direct financing and funded leases are as follows (in thousands):

                                                             DIRECT
                                                           FINANCING    FUNDED
                                                             LEASES     LEASES
                                                           ----------  --------
     1999................................................. $  697,181  $243,257
     2000.................................................    579,441   202,175
     2001.................................................    412,402   143,893
     2002.................................................    227,498    79,378
     2003.................................................     85,490    29,829
                                                           ----------  --------
                                                            2,002,012   698,532
     Less unearned interest...............................   (343,211) (105,705)
                                                           ----------  --------
                                                           $1,658,801  $592,827
                                                           ==========  ========

  The Company has entered into asset securitization agreements for $275,000,000 of eligible direct financing lease receivables that expire in March 1999 ($125,000,000) and September 1999 ($150,000,000). The agreements contain limited recourse provisions which require the Company to assign an additional amount of undivided interest in leases as a reserve to cover any potential losses to the purchaser due to uncollectible leases. As collections reduce previously sold interests, new leases can be sold up to the agreement amount. In fiscal year 1998, the Company sold an additional $106,144,000 in leases, replacing leases paid/collected during the year. Under the terms of the sales agreements, the Company will continue to service the lease portfolio.

  The changes in the servicing liabilities relating to the asset securitization agreements for the fiscal years ended September 30, 1998 and 1997 are as follows (in thousands):

                                                                  1998    1997
                                                                 ------  ------
     Beginning of period........................................ $8,248  $8,467
     Additions..................................................  3,454   3,170
     Less: Amortization......................................... (3,459) (3,389)
                                                                 ------  ------
     Balance at September 30.................................... $8,243  $8,248
                                                                 ======  ======

                               IOS CAPITAL, INC.

5.NOTES PAYABLE TO BANKS AND MEDIUM TERM NOTES

  Notes payable outstanding at September 30, 1998 of $100,000,000 had a weighted average interest rate of 6.0%.

  On May 21, 1997, the Company increased the amount available to be offered under its medium term notes program by $2,000,000,000 to $3,500,000,000 or the equivalent thereof in foreign currency. The program allows the Company to offer to the public from time to time medium term notes having an aggregate initial offering price not exceeding the total program amount. These notes are offered at varying maturities of nine months or more from their dates of issue and may be subject to redemption at the option of the Company, in whole or in part, prior to the maturity date in conjunction with meeting specified provisions. Interest rates are determined based on market conditions at the time of issuance. As of September 30, 1998, $1,849,750,000 of medium term notes are outstanding with a weighted average interest rate of 6.5% and $1,123,250,000 remains available under the program.

  The Company must comply with certain restrictive covenants under the terms of its loan agreements. The Company agrees to maintain earnings before fixed charges of not less than 1.25 times fixed charges and a tangible net worth of not less than $1.

  Interest paid amounted to $104,055,000, $76,621,000 and $51,934,000 for the
fiscal years ended September 30, 1998, 1997 and 1996, respectively.

  At September 30, 1998 and 1997, the fair value of the Company's notes payable to banks and medium term notes is estimated to be $1,937,762,000 and $1,575,535,000, respectively, using a discounted cash flow analysis.

  Future maturities of all notes payable and medium term notes outstanding at September 30, 1998 are as follows (in thousands):

     Fiscal 1999..................................................... $  706,900
     2000............................................................    674,350
     2001............................................................    486,500
     2002............................................................     82,000
     2003............................................................          0
                                                                      ----------
                                                                      $1,949,750
                                                                      ==========

6.LEASE COMMITMENTS

  Total rent expense under all operating leases aggregated $2,018,000 in 1998, $1,857,000 in 1997 and $1,239,000 in 1996. At September 30, 1998, future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year were: 1999--$1,059,000; 2000--$425,000; 2001--$43,000.

7.INCOME TAXES

  Taxable income of the Company is included in the consolidated federal income tax return of IKON and all estimated tax payments and refunds, if any, are made through IKON. The provision for income taxes was determined as if the Company was a separate taxpayer.

                               IOS CAPITAL, INC.

  Provision for income taxes:

                                     FISCAL YEAR ENDED SEPTEMBER 30
                           ----------------------------------------------------
                                 1998             1997             1996
                           ---------------- ---------------- ------------------
                                             (IN THOUSANDS)
                           CURRENT DEFERRED CURRENT DEFERRED CURRENT   DEFERRED
                           ------- -------- ------- -------- --------  --------
     Federal.............. $15,221 $22,542  $8,230  $16,418  $(20,289) $37,057
     State................      35   8,396     545    3,791      (508)   6,890
                           ------- -------  ------  -------  --------  -------
     Income Taxes......... $15,256 $30,938  $8,775  $20,209  $(20,797) $43,947
                           ======= =======  ======  =======  ========  =======

  The components of deferred income tax assets and liabilities were as follows:

                                                             SEPTEMBER 30
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
                                                            (IN THOUSANDS)
     Deferred tax assets:
       Accrued liabilities............................... $     498  $     744
       Net operating loss and alternative minimum tax
        credit carryforwards.............................    94,115     68,577
                                                          ---------  ---------
         Total deferred tax assets.......................    94,613     69,321
       Valuation allowance...............................     5,063      2,359
                                                          ---------  ---------
         Net deferred tax assets.........................    89,550     66,962
     Deferred tax liabilities:
       Depreciation......................................    (2,154)    (1,190)
       Lease income recognition..........................  (182,511)  (129,949)
                                                          ---------  ---------
         Total deferred tax liabilities..................  (184,665)  (131,139)
                                                          ---------  ---------
     Net deferred tax liabilities........................ $ (95,115) $ (64,177)
                                                          =========  =========

  Net operating loss carryforwards consist primarily of federal carryforwards of approximately $89,610,000 which will expire in 2018. Credit carryforwards consist principally of federal and state alternative minimum tax credits of approximately $57,688,000 (with no expiration date).

  The components of the effective income tax rate were as follows:

                                                            FISCAL YEAR ENDED
                                                              SEPTEMBER 30
                                                            -------------------
                                                            1998   1997   1996
                                                            -----  -----  -----
     Taxes at federal statutory rate.......................  35.0%  35.0%  35.0%
     State taxes, net of federal benefit...................   7.7    5.8    7.6
     Other.................................................  (0.4)  (0.3)  (0.2)
                                                            -----  -----  -----
     Effective income tax rate.............................  42.3%  40.5%  42.4%
                                                            =====  =====  =====

  The Company made net income tax payments (refunds), including amounts paid (received) to/from IKON, of $5,446,000, $1,427,000 and ($15,639,000) in fiscal years 1998, 1997 and 1996, respectively.

8.PENSION AND STOCK PURCHASE PLAN

  The Company participates in IKON's defined benefit pension plan covering the majority of its employees. The Company's policy is to fund pension costs as accrued. Pension expense recorded in 1998, 1997 and 1996 was $131,000, $121,000 and $62,000, respectively.

                               IOS CAPITAL, INC.

  The majority of the Company's employees were eligible to participate in IKON's Retirement Savings Plan (RSP). The RSP allows employees to invest 1% to 16% of regular compensation before taxes in six different investment funds. The Company contributes an amount equal to two-thirds of the employees' investments, up to 6% of regular compensation, for a maximum company match of 4%. All Company contributions are invested in IKON's common shares. Employees vest in a percentage of the Company's contribution after two years of service, with full vesting at the completion of five years of service. IKON also charges the Company for costs related to a similar plan for eligible management employees. The Company's cost of the plans amounted to $377,000, $362,000 and $240,000 in 1998, 1997 and 1996, respectively.

9.SUBSEQUENT EVENT

  On December 11, 1998 the Company entered into an additional asset securitization agreement for the sale of $250,000,000 of eligible direct financing lease receivables that expires in November 2001. As collections reduce previously sold interests, new leases can be sold up to the agreement amount.

                                  SIGNATURES

  Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Form 10-K for the fiscal year ended September 30, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       IOS Capital, Inc.

Date: December 23, 1998                By         /s/ Harry G. Kozee
                                          -------------------------------------
                                                    (Harry G. Kozee)
                                                 Vice President--Finance

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below on December 23, 1998 by the following persons on behalf of the registrant and in the capacities indicated.

             SIGNATURES                                   TITLE

          *Richard P. Maier
-------------------------------------     President (Principal Executive
         (Richard P. Maier)               Officer)

         /s/ Harry G. Kozee
-------------------------------------     Vice President--Finance (Principal
          (Harry G. Kozee)                Financial Officer and Principal
                                          Accounting Officer)

        *Kurt E. Dinkelacker
-------------------------------------     Director
        (Kurt E. Dinkelacker)

  *By his signature set forth below, Harry G. Kozee, pursuant to duly executed Powers of Attorney duly filed with the Securities and Exchange Commission, has signed this Form 10-K on behalf of the persons whose signatures are printed above, in the capacities set forth opposite their respective names.

         /s/ Harry G. Kozee                               December 23, 1998
-------------------------------------
          (Harry G. Kozee)

                               IOS CAPITAL, INC.

                                 1738 Bass Road
                              Macon, Georgia 31210

                               IOS CAPITAL, INC.

                               INDEX TO EXHIBITS

 EXHIBIT
 NO.                                      TITLE
 -------                                  -----
 3.1     Articles of Incorporation of the Company, filed on May 4, 1994 as
         Exhibit 3.1 to the Company's Registration Statement on Form 10, are
         incorporated herein by reference.
 3.2     Bylaws of the Company, filed on May 4, 1994 as Exhibit 3.2 to the
         Company's Registration Statement on Form 10, are incorporated herein by reference.
 4.1     Form of Fixed Rate Note and Floating Rate Note with respect to the
         Company's Medium Term Note Program, filed as Exhibit 4 to the
         Company's Form 10-Q for the fiscal quarter ended June 30, 1994, is incorporated herein by reference.
 4.2     Pursuant to Regulation S-K item 601 (b)(4)(iii), the Company agrees to furnish to the Commission, upon request, a copy of instruments defining the rights of holders of long term debt of the Company.
 10.1    Support Agreement, dated as of October 22, 1996, between the Company and Alco Standard Corporation, filed as Exhibit 10.4 to the Company's
         Form 8-K dated November 12, 1996, is incorporated herein by reference.
 10.2    Amended and Restated Receivables Transfer Agreement dated as of March
         31, 1997, among IKON Funding, Inc., IKON Capital, Inc., Twin Towers,
         Inc. and Deutsche Bank AG, New York Branch, filed as Exhibit 10.10 to
         IKON's 10-K for the fiscal year ended September 30, 1997, is incorporated herein by reference.
 10.3    First Tier Transfer Agreement dated as of March 31, 1997 between IKON
         Capital and IKON Funding, Inc., filed as Exhibit 10.11 to IKON's Form
         10-K for the fiscal year ended September 30, 1997 is incorporated herein by reference.
 10.4    Receivables Transfer Agreement dated as of September 30, 1996 among
         IKON Funding, Inc., IKON Capital, Inc., Old Line Funding Corp. and
         Royal Bank of Canada, filed as Exhibit 4.1 to IKON's Form 10-K for the fiscal year ended September 30, 1996, is incorporated herein by reference. Amendment 1 to the Receivables Transfer Agreement dated as of October 7, 1997, filed as Exhibit 10.7 to IKON's Form 10-K for the fiscal year ended September 30, 1997, is incorporated herein by reference.
 10.5    Transfer Agreement dated as of September 30, 1996, filed as Exhibit
         4.3 to IKON's Form 10-K for the fiscal year ended September 30, 1996, is incorporated herein by reference.
 10.6    Indenture dated as of July 1, 1995 between the Company and Chase
         Manhattan Bank, N.A. (formerly Chemical Bank, N.A.), as Trustee, filed as Exhibit 10.8 to IKON's Form 10-K for the fiscal year ended
         September 30, 1996, is incorporated herein by reference.
 10.7    Indenture dated as of July 1, 1994 between the Company and Nations
         Bank, N.A., as Trustee, filed as Exhibit 4 to the Company's
         Registration Statement No. 33-53779 on Form S-3, is incorporated herein by reference.
 10.8    Distribution Agreement dated as of June 4, 1997, between the Company and various distribution agents, filed as Exhibit 10.13 to IKON's Form
         10-K for the fiscal year ended September 30, 1997, is incorporated herein by reference.
 10.9    Distribution Agreement dated as of June 30, 1995 between the Company and various distribution agents, filed as Exhibit 10.21 to IKON's 10-K for the fiscal year ended September 30, 1995, is incorporated herein by reference.
 10.10   Distribution Agreement dated July 1, 1994, filed as Exhibit 1 to the
         Company's Form 10-Q for the fiscal quarter ended June 30, 1994 is incorporated herein by reference.

 EXHIBIT
 NO.                                    TITLE
 -------                                -----
 10.11   Federal Income Tax Allocation Agreement, filed on May 4, 1994 as
         Exhibit 10.1 to the Company's Registration Statement on Form 10, is
         incorporated herein by reference.
 12      Ratio of Earnings to Fixed Charges
 21      Subsidiaries of Registrant
 23      Auditors' Consent
 24      Powers of Attorney; certified resolution re: Powers of Attorney
 27      Financial Data Schedule