Form 10-Q
period 1998-12-31
IOS CAPITAL INC
filed 1999-02-12
CIK 922255

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1998 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Yes ___    No ___

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1999.

Common Stock, $.01 par value per share                             1,000 shares
Registered Debt Outstanding as of January 31, 1999               $1,714,750,000

The registrant, an indirect wholly owned subsidiary of IKON Office Solutions, Inc. ("IKON"), meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-Q and is, therefore, filing with the reduced disclosure format contemplated thereby.

                                      INDEX

                                IOS CAPITAL, INC.



PART I.  FINANCIAL INFORMATION


      Item 1.              Financial Statements (Unaudited)

                           Balance Sheets--December 31, 1998 and
                           September 30, 1998

                           Statements of Income--Three months ended
                           December 31, 1998 and December 31, 1997

                           Statements of Cash Flows--Three months ended
                           December 31, 1998 and December 31, 1997

                           Notes to Financial Statements--December 31, 1998


      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION


      Item 6.              Exhibits and Reports on Form 8-K



SIGNATURES

                         PART I . FINANCIAL INFORMATION


Item 1: Financial Statements (unaudited)


                                IOS CAPITAL, INC.
                                 BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                     December 31,     September 30,
                                                         1998             1998
                                                     -----------      -----------
Assets
Investment in leases:
     Direct financing leases                         $ 1,584,300      $ 2,002,012
     Less: Unearned income                              (264,124)        (343,211)
                                                     -----------      -----------
                                                       1,320,176        1,658,801
     Funded leases, net                                  599,935          592,827
                                                     -----------      -----------
                                                       1,920,111        2,251,628

Retained interest in lease receivables                   109,935
Cash                                                                        2,621
Accounts receivable                                       67,860           63,066
Due  from  IKON Office Solutions                          17,175           52,060
Prepaid expenses and other assets                         42,590           14,224
Leased equipment-operating rentals at cost
     less accumulated depreciation of:
     12/98 - $47,049; 9/98 - $ 43,411                     70,860           76,551
Property and equipment at cost, less
     accumulated depreciation of:
     12/98 - $6,065; 9/98 - $ 5,596                       10,902           11,491
                                                     -----------      -----------
Total assets                                         $ 2,239,433      $ 2,471,641
                                                     ===========      ===========

Liabilities and shareholder's equity

Liabilities:
     Accounts payable and accrued expenses           $    78,079      $    59,206
     Accrued interest                                      7,781           33,467
     Notes payable to banks                                               100,000
     Medium term notes                                 1,714,750        1,849,750
     Deferred income taxes                               105,630           95,115
                                                     -----------      -----------
Total liabilities                                      1,906,240        2,137,538

Shareholder's equity:
     Common Stock - $.01 par value, 1,000 shares
         authorized, issued, and outstanding
     Contributed capital                                 119,415          149,415
     Retained earnings                                   212,809          184,688
     Accumulated other comprehensive income                  969
                                                     -----------      -----------
Total shareholder's equity                               333,193          334,103
                                                     -----------      -----------
Total liabilities and shareholder's equity           $ 2,239,433      $ 2,471,641
                                                     ===========      ===========

See notes to financial statements.

                                IOS CAPITAL, INC.
                              STATEMENTS OF INCOME
                                 (in thousands)


                                           Three Months Ended
                                               December 31
                                          -------------------
                                            1998        1997
                                            ----        ----

Revenues:
     Lease finance income                 $60,527     $51,479
     Rental income                          9,842       9,051
     Interest on IKON tax deferrals         4,196       3,661
     Other income                           3,477       2,235
                                          -------     -------
                                           78,042      66,426

Expenses:
     Interest                              29,202      25,865
     General and administrative            17,032      17,771
                                          -------     -------
                                           46,234      43,636

Gain on sales of investment in leases      16,676         564
                                          -------     -------

Income before taxes                        48,484      23,354

Provision for income taxes
     Current                                9,848       2,575
     Deferred                              10,515       7,000
                                          -------     -------
                                           20,363       9,575
                                          -------     -------

Net income                                $28,121     $13,779
                                          =======     =======


See notes to financial statements.

                                IOS CAPITAL, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Three Months Ended
                                                                 December 31,
                                                          ------------------------
                                                             1998            1997
                                                          ---------      ---------
Operating activities:
Net income                                                $  28,121      $  13,779
Adjustments to reconcile net income to net
     cash provided by operating activities
        Depreciation and amortization                         8,760          8,092
        Provision for deferred taxes                         10,515          7,000
        Gain on sale of investment in leases                (16,676)          (564)
        Changes in operating assets and liabilities:
           Accounts receivable                               (4,794)        (8,049)
           Prepaid expenses and other assets                  2,153            610
           Accounts payable and accrued expenses             12,685          2,500
           Accrued interest                                 (25,686)       (20,395)
                                                          ---------      ---------
                            Net cash provided                15,078          2,973
                                                          ---------      ---------

Investing activities:
Purchases of leased equipment, net                           (2,601)       (18,782)
Disposals of property and equipment, net of additions           121             54
Direct financing leases:
     Additions                                             (323,208)      (285,578)
     Cancellations                                           76,257         51,870
     Collections                                            187,820        128,893
     Proceeds from sale                                     281,135         25,760
Funded leases:
     Additions                                              (41,782)      (110,139)
     Cancellations                                            9,858         20,005
     Collections                                             24,816         53,917
                                                          ---------      ---------
                            Net cash provided (used)        212,416       (134,000)
                                                          ---------      ---------

Financing activities:
Payments on bank borrowings                                (100,000)             0
Proceeds from issuance of medium term notes                       0        248,500
Payments on medium term notes                              (135,000)       (85,000)
Capital contributed by IKON                                       0          5,000
Dividend to IKON                                            (30,000)             0
                                                          ---------      ---------
                            Net cash (used) provided       (265,000)       168,500
                                                          ---------      ---------

(Decrease) increase in amounts due from IKON                (37,506)        37,473
Cash and Due from IKON at beginning of year                  54,681          4,463
                                                          ---------      ---------
Due from IKON at end of period                            $  17,175      $  41,936
                                                          =========      =========

See notes to financial statements.

                                IOS Capital, Inc.
                          Notes to Financial Statements
                                December 31, 1998

Note 1:    Basis of Presentation

           The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended September 30, 1998. Certain prior year amounts have been reclassified to conform with the current year presentation.


Note 2:    Medium Term Note Program

           During the three months ended December 31, 1998, IOS Capital issued no medium term notes under its $3.5 billion medium term note program. At December 31, 1998, $1,714.8 million of medium term notes were outstanding with a weighted average interest rate of 6.5%. The remaining amount available under this program is $1,123.3 million.


Note 3: Asset Securitization

         In December 1998, the Company entered into an asset securitization transaction whereby it sold $366.6 million in direct financing lease receivables for $250 million in cash and a retained interest in the remainder. The agreement is for an initial three year term with certain renewal provisions and was structured as a revolving asset securitization so that as collections reduce previously sold interests in this new pool of leases, additional leases can be sold up to $250 million. The terms of the agreement provide that the Company continues to service the lease portfolio for the securitization provider. At December 31, 1998, the interest-only strip of $27.9 million related to the sale is included in prepaid expenses and other assets and the servicing obligation of $5.5 million is included in accounts payable and accrued expenses. The Company recognized a pretax gain of $14.3 million during the first quarter of fiscal 1999 on this agreement.

         The Company has additional asset securitization agreements for $275 million of eligible direct financing receivables that expire in March 1999
($125 million) and September 1999 ($150 million). Both of these agreements are expected to be renewed. These agreements are also structured as revolving securitizations, whereby additional leases can be sold as collections reduce the previously sold interests. During the first quarter of fiscal 1999, collections reduced previously sold interests on these two agreements and the $250 million transaction, described above, by $31.1 million. The Company sold an additional $31.1 million in net eligible direct financing leases and recognized a pretax gain of $2.4 million.

                                IOS Capital, Inc.
                      Notes to Financial Statements (Cont.)
                                December 31, 1998

Note 4:  Comprehensive Income

         As of October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes rules for the reporting and presentation of comprehensive income and its components. SFAS 130 requires mark to market adjustments on the retained interest on lease receivables to be included in other comprehensive income.

         Total comprehensive income is as follows (in thousands):
                                                          Three Months Ended
                                                             December 31
                                                      -------------------------
                                                        1998             1997
                                                        ----             ----
         Net income                                   $28,121          $13,779
         Mark to market adjustment, net of tax            969
                                                      -------          -------
         Total comprehensive income                   $29,090          $13,779
                                                      =======          =======

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction I(2)(a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Impact of Year 2000

State of Readiness. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded technology (non-IT systems) may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The potential for a problem exists with all computer hardware and software, as well as in products with embedded technology: copiers and fax machines; security and HVAC systems; voice/telephony systems; elevators, etc.

IKON has appointed a Year 2000 Corporate Compliance Team, which has prepared a compliance program for all business units, including the Company, and is responsible for coordination and inspecting compliance activities in all business units. The compliance program requires all business units and locations in every country to inventory potentially affected systems and products, assess risk, take any required corrective actions, test and certify compliance. IKON's Year 2000 Testing and Certification Guidelines delineate the Year 2000 compliance process, testing and quality assurance guidelines, certification and reporting processes and contingency planning. An independent consulting company has reviewed the compliance program and any appropriate recommendations have been implemented. All internal IT systems and non-IT systems have been inventoried. The Company has completed the assessment phase of its Year 2000 project. The remediation phase is approximately 69% complete and the testing phase and validation phase is approximately 9% complete. The Company anticipates completing the Year 2000 project no later than October 31, 1999, which is prior to any anticipated material impact on its operating systems.

Costs. The Company will use both internal and external resources to reprogram or replace, test and implement its IT and non-IT systems for Year 2000 modifications. The Company does not separately track the internal costs incurred on the Year 2000 project. Such costs are principally payroll and related costs for its internal IT personnel. The total cost of the Year 2000 project, excluding these internal costs, is estimated at $1.4 million and is being funded through operating cash flows, all of which will be expensed as incurred. To date, the Company has expensed approximately $751,000 related to its Year 2000 project.

Risks. Management believes, based on the information currently available to it, that the most reasonably likely worse case scenario that could be caused by technology failures relating to the Year 2000 could pose a significant threat not only to the Company, IKON, its customers and suppliers, but to all businesses. Risks include:

o Legal risks, including customer, supplier, employee or shareholder lawsuits over failure to deliver contracted services, product failure, or health and safety issues.
o    Loss of revenues due to failure to meet customer quality expectations.
o Increased operational costs due to manual processing, data corruption or disaster recovery.
o    Inability to bill or invoice.

The cost of the project and the date on which IKON and the Company believe it will complete the Year 2000 modifications are based in management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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


                 Three Months Ended December 31, 1998 Compared
                  with the Three Months Ended December 31, 1997

Comparative summarized results of operations for the three months ended December 31, 1998 and 1997 are set forth in the table below. This table also shows the increase or decrease in the dollar amounts of major revenue and expense items between periods, as well as the related percentage increase.

                                                              Three Months
(dollars in thousands)                                      Ended December 31             Increase  (Decrease)
                                                         1998              1997           Amount      Percent
Revenues:
     Lease finance income                              $60,527           $51,479          $9,048         17.6%
     Rental income                                       9,842             9,051             791          8.7%
     Interest on IKON tax deferrals                      4,196             3,661             535         14.6%
     Other income                                        3,477             2,235           1,242         55.6%
                                                     ---------         ---------       ---------
                                                        78,042            66,426          11,616         17.5%
Expenses:
     Interest                                           29,202            25,865           3,337         12.9%
     General and administrative                         17,032            17,771            (739)        (4.2%)
                                                     ---------         ---------       ---------
                                                        46,234            43,636           2,598          6.0%

Gain on sale of investment in leases                    16,676               564          16,112       2856.7%
                                                     ---------         ---------       ---------

Income before taxes                                     48,484            23,354          25,130        107.6%
Provision for income taxes                              20,363             9,575          10,788        112.7%
                                                     ---------         ---------       ---------
Net income                                          $   28,121        $   13,779      $   14,342        104.1%
                                                     =========         =========       =========

Revenues

Total revenues increased $11.6 million or 17.5% in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. Approximately 77.9% or $9.0 million of this increase in revenues was a result of increased lease finance income due to continued growth in the portfolio of direct financing and funded leases. The lease portfolio, net of lease receivables that were sold in asset securitization transactions, increased 3.9 % from December 31, 1997 to December 31, 1998, including the retained interest in the leases sold.

Office equipment placed on rental by the IKON marketplaces to customers, with cancelable terms, may be purchased by the Company. During the first quarter of fiscal 1999 and 1998, IOS Capital purchased operating lease equipment of $5.7 million and $19.5 million, respectively. Operating leases contributed $9.8 million in rental income during the first quarter of fiscal 1999, compared to $9.1 million in the first quarter of fiscal 1998. Effective October 1, 1998, the Company has limited the funding of rental equipment to the IKON marketplaces to select accounts.

The Company earns interest income on the deferred tax liabilities of the IKON marketplaces associated with leases funded through the Company at a rate consistent with the Company's weighted average outside borrowing rate of interest. The Company's average rate was 6.4% for the first quarter of fiscal 1999 compared to 6.6% for the first quarter of fiscal 1998. The deferred tax base upon which these payments are calculated increased 7.0% to $254.3 million at December 31, 1998 from $237.6 million at December 31, 1997. Primarily as a result of the increased deferred tax liabilities, interest income on deferred taxes rose $535,000 or 14.6% when comparing the three months ended December 31, 1998 to the three months ended December 31, 1997.

Other income consists primarily of late payment charges and various billing fees. The structure of these fees has remained basically unchanged from fiscal 1998. The growth in other income from fees is primarily due to the increased size of the lease portfolio upon which these fees are based. Overall, fee income from these sources grew by $1.2 million or 55.6%, when comparing the first quarter of fiscal 1999 to the same period of fiscal 1998.

Expenses

Borrowings to finance the lease portfolio in the form of loans from banks and the issuance of medium term notes in the public market decreased by .9% from the prior year, with $1,714.8 million outstanding at December 31, 1998. The decrease was the result of the asset securitization in December 1998. Excluding the securitization, debt would have increased $234 million, or 13.5%. The Company paid a weighted average interest rate on all borrowings of 6.4% in the first quarter of fiscal 1999 compared to 6.6% in the first quarter of fiscal 1998. The increased borrowings prior to the securitization in December 1998, net of a decrease in the overall average interest rate, resulted in an increase in interest expense of $3.3 million, or 12.9%, when comparing the first quarter of fiscal 1999 to the first quarter of fiscal 1998. At December 31, 1998, the Company's debt to equity ratio, including intercompany amounts due from IKON, was 5.1 to 1.

Total general and administrative expenses for the quarter ended December 31, 1998 decreased by $739,000 or 4.2%, compared to the quarter ended December 31, 1997. The general and administrative expense category in the first quarter of fiscal 1999 includes depreciation expense on leased equipment totaling $8.3 million, compared to $7.7 million for the first quarter of fiscal 1998. In addition, lease bonus subsidy payments included in the general and administrative expense category were $2.8 million in the first quarter of fiscal 1999 compared to $3.8 million in the first quarter of fiscal 1998. Excluding the effects of increased depreciation expense on operating leases and a decrease in lease bonus subsidy payments, remaining general and administrative expenses decreased by $424,000 or 6.7% when comparing the first quarter of fiscal 1999 to the first quarter of fiscal 1998, as the Company continues to control its costs.

Gain on Sale of Investment in Leases

In December 1998, the Company entered into an asset securitization transaction whereby it sold $366.6 million in direct financing lease receivables for $250 million in cash and a retained interest in the remainder. The agreement is for an initial three year term with certain renewal provisions and was structured as a revolving asset securitization so that as collections reduce previously sold interests in this new pool of leases, additional leases can be sold up to $250 million. The terms of the agreement provide that the Company continues to service the lease portfolio for the securitization provider. The Company recognized a pretax gain of $14.3 million during the first quarter of fiscal 1999 on this agreement.

The Company has additional asset securitization agreements for $275 million of eligible direct financing receivables that expire in March 1999 ($125 million) and September 1999 ($150 million). Both of these agreements are expected to be renewed. These agreements are also structured as revolving securitizations, whereby additional leases can be sold as collections reduce the previously sold interests. During the first quarter of fiscal 1999, collections reduced previously sold interests on these two agreements and the $250 million transaction, described above, by $31.1 million. The Company sold an additional $31.1 million in net eligible direct financing leases and recognized a pretax gain of $2.4 million.

Income Before Taxes

Income before taxes for the first quarter of fiscal 1999 increased by $25.1 million or 107.6% over the first quarter of fiscal 1998. This increase in income before taxes was essentially the effect of the gain on the asset securitization completed in the first quarter of fiscal 1999, higher earnings on a larger lease portfolio base and decreased general and administrative expenses, partially offset by higher borrowing costs.

Provision for Income Taxes

Income taxes for the first quarter of fiscal 1999 increased by $10.8 million or 112.7% over the first quarter of fiscal 1998. This increase in income taxes is directly attributable to the increase in income before taxes in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. The effective tax rate was 42% for the first quarter of fiscal 1999 and 41% for the first quarter of 1998.

                           FORWARD-LOOKING INFORMATION

This document includes or incorporates by reference information which may constitute forward-looking statements about the registrant or IKON within the meaning of federal securities laws. Although the Registrant believes the expectations contained in such forward-looking statements are reasonable, no assurances can be given that such expectations will prove correct. Such forward-looking information is based upon the Registrant and IKON's current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect the Registrant's and/or IKON's current plans, anticipated actions and future financial condition and results. These uncertainties and risks include, but are not limited to, those relating to IKON's successfully managing the integration of acquired companies, including companies with technical services and products that are relatively new to IKON, and also including companies outside the United States, which present additional risks relating to international operations; risks and uncertainties (applicable to both the Registrant and IKON) relating to conducting operations in a competitive environment; delays, difficulties, technological changes, management transition and employment issues (applicable to both the Registrant and IKON) with consolidation of business operations; risks and uncertainties relative to potential Year 2000 deficiencies associated with internal systems (applicable to both the Registrant and IKON) and IKON's distributed products; risks and uncertainties relating to material litigation; debt service requirements (applicable to both the Registrant and IKON) including sensitivity to fluctuation in interest rates; and general economic conditions. As a consequence, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Registrant or IKON.

                           PART II. OTHER INFORMATION



Item 6.      Exhibits and Reports on Form 8-K

      (a) The following Exhibits are furnished pursuant to Item 601 of Regulation S-K:

             Exhibit No. (27) Financial Data Schedule

      (b)    Reports on Form 8-K

             On November 5, 1998, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, information contained in a press release of its parent, IKON Office Solutions, Inc. (IKON), dated November 4, 1998 concerning IKON's earnings for the fiscal quarter and year ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                                   IOS CAPITAL, INC.


Date      February 12, 1998                        /s/ Harry G. Kozee
          -----------------                        ------------------------
                                                   Harry G. Kozee
                                                   Vice President - Finance
                                                   (Chief Accounting Officer)

                                Index to Exhibits



Exhibit Number

        (27)               Financial Data Schedule