Form 10-Q
period 1999-03-31
IOS CAPITAL INC
filed 1999-05-14
CIK 922255

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number 0-20405

                                IOS CAPITAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        23-2493042
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

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

Yes        No

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1999.

Common Stock, $.01 par value per share                           1,000 shares
Registered Debt Outstanding as of April 30, 1999               $1,622,250,000

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

                                      INDEX

                                IOS CAPITAL, INC.

PART I.  FINANCIAL INFORMATION


      Item 1.              Financial Statements (Unaudited)

                           Balance Sheets--March 31, 1999 and
                           September 30, 1998

                           Statements of Income--Three and Six Months ended March 31, 1999 and March 31, 1998

                           Statements of Cash Flows--Six Months ended
                           March 31, 1999 and March 31, 1998

                           Notes to Financial Statements--March 31, 1999


      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION


      Item 5.              Other Information

      Item 6.              Exhibits and Reports on Form 8-K



SIGNATURES

                         PART I . FINANCIAL INFORMATION


Item 1: Financial Statements (unaudited)


                                IOS CAPITAL, INC.
                                 BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                               March 31,           September 30,
                                                                 1999                   1998
                                                        -------------------     -----------------
Assets

Investment in leases:
     Direct financing leases                                    $1,646,285            $2,002,012
     Less: Unearned income                                        (271,480)             (343,211)
                                                        -------------------     -----------------
                                                                 1,374,805             1,658,801
     Funded leases, net                                            575,555               592,827
                                                        -------------------     -----------------
                                                                 1,950,360             2,251,628

Retained interest in lease receivables                             120,674
Cash                                                                                       2,621
Accounts receivable                                                 66,397                63,066
Due  from  IKON Office Solutions                                                          52,060
Prepaid expenses and other assets                                   38,856                14,224
Leased equipment-operating rentals at cost
     less accumulated depreciation of:
     3/99 - $50,874; 9/98 - $43,411                                 61,661                76,551
Property and equipment at cost, less
     accumulated depreciation of:
     3/99 - $6,504; 9/98 - $5,596                                   10,499                11,491
                                                        -------------------     -----------------
Total assets                                                    $2,248,447            $2,471,641
                                                        ===================     =================

Liabilities and shareholder's equity

Liabilities:
     Accounts payable and accrued expenses                         $81,857               $59,206
     Accrued interest                                               29,440                33,467
     Due to IKON Office Solutions                                   47,616
     Notes payable to banks                                                              100,000
     Medium term notes                                           1,622,250             1,849,750
     Deferred income taxes                                         116,058                95,115
                                                        -------------------     -----------------
Total liabilities                                                1,897,221             2,137,538

Shareholder's equity:
     Common Stock - $.01 par value, 1,000 shares
         authorized, issued, and outstanding
     Contributed capital                                           119,415               149,415
     Retained earnings                                             230,683               184,688
     Accumulated other comprehensive income                          1,128
                                                        -------------------     -----------------
Total shareholder's equity                                         351,226               334,103
                                                        -------------------     -----------------
Total liabilities and shareholder's equity                      $2,248,447            $2,471,641
                                                        ===================     =================

See notes to financial statements.

                                IOS CAPITAL, INC.
                              STATEMENTS OF INCOME
                                 (in thousands)


                                                                Three Months Ended                       Six Months Ended
                                                                     March 31                                 March 31
                                                          --------------------------------         ---------------------------------
                                                              1999               1998                  1999               1998
                                                          -------------      -------------         --------------     --------------
Revenues:
     Lease finance income                                      $51,323            $54,787               $111,850           $106,266
     Rental income                                               9,195              9,098                 19,037             18,149
     Interest on IKON tax deferrals                              4,279              3,844                  8,475              7,505
     Other income                                                3,937              3,130                  7,414              5,365
                                                          -------------      -------------         --------------     --------------
                                                                68,734             70,859                146,776            137,285

Expenses:
     Interest                                                   26,607             27,208                 55,809             53,073
     General and administrative                                 15,512             17,972                 32,544             35,743
                                                          -------------      -------------         --------------     --------------
                                                                42,119             45,180                 88,353             88,816

Gain on sale of lease receivables                                4,203                617                 20,879              1,181
                                                          -------------      -------------         --------------     --------------


Income before income taxes                                      30,818             26,296                 79,302             49,650

Provision for income taxes                                      12,944             10,782                 33,307             20,357
                                                          -------------      -------------         --------------     --------------

Net income                                                     $17,874            $15,514                $45,995            $29,293
                                                          =============      =============         ==============     ==============

See notes to financial statements.

                                IOS CAPITAL, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                     Six Months Ended
                                                                                         March 31,
                                                                          --------------------------------------
                                                                                1999                  1998
                                                                          ---------------      -----------------
Operating activities:
Net income                                                                       $45,995                $29,293
Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization                                           16,931                 16,221
          Provision for deferred taxes                                            20,191                 20,788
          Gain on sale of lease receivables                                      (20,879)                (1,181)
          Changes in operating assets and liabilities:
              Accounts receivable                                                 (3,331)                (1,913)
              Prepaid expenses and other assets                                   11,092                  1,976
              Accounts payable and accrued expenses                               16,372                 (2,039)
              Accrued interest                                                    (4,027)                 6,047
                                                                          ---------------      -----------------
                                    Net cash provided                             82,344                 69,192
                                                                          ---------------      -----------------

Investing activities:
Purchases of leased equipment, net                                                (1,134)               (28,142)
Disposals of property and equipment, net of additions                                 85                     15
Investment in leases:
      Additions                                                                 (736,894)              (841,171)
      Cancellations                                                              173,730                164,546
      Collections                                                                404,055                379,240
      Proceeds from sale                                                         333,017                 52,271
                                                                          ---------------      -----------------
                                    Net cash provided (used)                     172,859               (273,241)
                                                                          ---------------      -----------------

Financing activities:
Payments on bank borrowings                                                     (100,000)                     0
Proceeds from issuance of medium term notes                                            0                348,500
Payments on medium term notes                                                   (227,500)              (155,000)
Capital contributed by IKON                                                            0                  5,000
Dividend to IKON                                                                 (30,000)                     0
                                                                          ---------------      -----------------
                                    Net cash (used) provided                    (357,500)               198,500
                                                                          ---------------      -----------------

Increase in amounts Due to IKON                                                 (102,297)                (5,549)
Cash and Due from IKON at beginning of year                                       54,681                  4,463
                                                                          ---------------      -----------------
Due to IKON at end of period                                                    ($47,616)               ($1,086)
                                                                          ===============      =================


See notes to financial statements.

                                IOS Capital, Inc.
                          Notes to Financial Statements
                                 March 31, 1999


Note 1:    Basis of Presentation

           The  accompanying  unaudited  condensed  financial  statements of IOS
Capital, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1998. Certain prior year amounts have been reclassified to conform with the current year presentation.


Note 2:    Medium Term Note Program

           During the six months ended March 31, 1999, the Company issued no medium term notes under its $3.5 billion medium term note program. At March 31, 1999, $1,622.3 million of medium term notes were outstanding with a weighted average interest rate of 6.5%. The remaining amount available under this program is $1,123.3 million.


Note 3: Asset Securitization

         In December 1998, the Company entered into an asset securitization transaction whereby it sold $366.6 million in direct financing lease receivables for $250 million in cash and a retained interest in the remainder. The agreement is for an initial three-year term with certain renewal provisions and was structured as a revolving asset securitization so that as collections reduce previously sold interests in the pool of leases, additional leases can be sold up to $250 million. The terms of the agreement provide that the Company will continue to service the lease portfolio for the securitization provider. At March 31, 1999, the interest-only strip of approximately $26.2 million related to the sale is included in prepaid expenses and other assets and the servicing obligation of approximately $5.2 million is included in accounts payable and accrued expenses. The Company recognized a pretax gain of $14.3 million during the first quarter of fiscal 1999 on this agreement.

         The Company has additional asset securitization agreements for $275 million of eligible direct financing receivables. These agreements expire in September 1999 ($150 million) and March 2000 ($125 million), respectively. Both of these agreements are expected to be renewed. These agreements are also structured as revolving securitizations, whereby additional leases can be sold as collections reduce the previously sold interests. During the first six months of fiscal 1999, collections reduced previously sold interests on these two agreements and the $250 million transaction, described above, by $83.0 million. The Company sold an additional $83.0 million in net eligible direct financing leases and recognized pretax gains of $6.6 million for the six months ended March 31, 1999.

                                IOS Capital, Inc.
                      Notes to Financial Statements (Cont.)
                                 March 31, 1999

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

         Total comprehensive income is as follows (in thousands):

                                                                       Three Months Ended           Six Months Ended
                                                                           March  31                     March 31
                                                                           ---------                     --------
                                                                       1999           1998           1999        1998
                                                                       ----           ----           ----        ----
         Net income                                                  $17,874         $15,514       $45,995     $29,293
         Mark to market adjustment, net of tax                           159                         1,128
                                                                     -------         -------       -------     -------
         Total comprehensive income                                  $18,033         $15,514       $47,123     $29,293
                                                                     =======         =======       =======     =======

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction I(2)(a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Impact of Year 2000

State of Readiness. The Year 2000 issue arises from computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded technology (non-IT systems) may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The potential for a problem exists with all computer hardware and software, as well as in products with embedded technology: copiers and fax machines; security and HVAC systems; voice/telephony systems; elevators, etc.

IKON has appointed a Year 2000 Corporate Compliance Team, which has prepared a compliance program for all business units, including the Company, and is responsible for coordination and inspecting compliance activities in all business units. The compliance program requires all business units and locations in every country to inventory potentially affected systems and products, assess risk, take any required corrective actions, test and certify compliance. IKON's Year 2000 Testing and Certification Guidelines delineate the Year 2000 compliance process, testing and quality assurance guidelines, certification and reporting processes and contingency planning. An independent consulting company has reviewed the compliance program.

The Company's Year 2000 compliance program has five phases: 1) inventory of internal IT and non-IT systems; 2) risk assessment of the Year 2000 compliance issues associated with such internal IT and non-IT systems; 3) remediation of non-compliant systems; 4) testing and validation of remediated systems; and 5) implementation of remediated systems throughout the Company. The progress to date of each of these phases is as follows: 1) internal IT and non-IT systems have been inventoried; 2) appropriate risk assessments have been completed; 3) remediation of critical systems has been substantially completed and remediation of non-critical systems is progressing; 4) testing and validation of critical systems has been substantially completed; and 5) Year 2000 compliant versions of critical systems are in the process of being implemented in field operations. The Company anticipates completing the Year 2000 project no later than October 31, 1999, which is prior to any anticipated material impact on its operating systems.

Costs. The Company will use both internal and external resources to reprogram or replace, test and implement its IT and non-IT systems for Year 2000 modifications. The Company does not separately track the internal costs incurred on the Year 2000 project. Such costs are principally payroll and related costs for its internal IT personnel. The total cost of the Year 2000 project, excluding these internal costs, is estimated at $1.4 million and is being funded through operating cash flows, all of which will be expensed as incurred. To date, the Company has expensed approximately $794,000 related to its Year 2000 project.

Risks. Management believes, based on the information currently available to it, that the most reasonably likely worse case scenario that could be caused by technology failures relating to the Year 2000 could pose a significant threat not only to the Company, IKON, its customers and suppliers, but to all businesses. Risks include, but are not limited to:

o Legal risks, including customer, supplier, employee or shareholder lawsuits over failure to deliver contracted services, product failure, or health and safety issues.
o    Loss of revenues due to failure to meet customer quality expectations.
o Increased operational costs due to manual processing, data corruption or disaster recovery.
o    Inability to bill or invoice.

The cost of the project and the date on which IKON and the Company believe it will complete the Year 2000 modifications are based in management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and other uncertainties.

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


                   Three Months Ended March 31, 1999 Compared with the Three Months Ended March 31, 1998

Comparative summarized results of operations for the three months ended March 31, 1999 and 1998 are set forth in the table below. This table also shows the increase or decrease in the dollar amounts of major revenue and expense items between periods, as well as the related percentage increase or decrease.

                                                              Three Months
(dollars in thousands)                                       Ended March 31               Increase  (Decrease)
                                                         ----------------------           --------------------
                                                       1999                1998          Amount        Percent
                                                       ----                ----          ------        -------
Revenues:
     Lease finance income                              $51,323           $54,787        $(3,464)        (6.3)%
     Rental income                                       9,195             9,098             97          1.1%
     Interest on IKON tax deferrals                      4,279             3,844            435         11.3%
     Other income                                        3,937             3,130            807         25.8%
                                                     ---------         ---------       ---------
                                                        68,734            70,859         (2,125)        (3.0)%

Expenses:
     Interest                                           26,607            27,208           (601)        (2.2)%
     General and administrative                         15,512            17,972         (2,460)       (13.7)%
                                                     ---------         ---------       ---------
                                                        42,119            45,180         (3,061)        (6.8)%

Gain on sale of lease receivables                        4,203               617          3,586        581.2%
                                                     ---------         ---------       ---------

Income before income taxes                              30,818            26,296          4,522         17.2%
Provision for income taxes                              12,944            10,782          2,162         20.1%
                                                     ---------         ---------       ---------
Net income                                           $  17,874         $  15,514       $  2,360         15.2%
                                                     =========         =========       =========

Revenues

Total revenues decreased by approximately $2.1 million or 3.0% in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998. Lease finance income decreased by approximately $3.5 million due to the effect of the sale of $366.6 million in direct financing leases in December 1998 under an asset securitization transaction. The lease portfolio, net of lease receivables sold in asset securitization transactions, decreased .6 % from March 31, 1998 to March 31, 1999, including the retained interest in the leases sold.

Office equipment placed on rental by the IKON marketplaces to customers, with cancelable terms, may be purchased by the Company. During the second quarter of fiscal 1998, the Company purchased operating lease equipment of $11.2 million, compared to none in the second quarter of fiscal 1999. Operating leases contributed $9.2 million in rental income during the second quarter of fiscal 1999, compared to $9.1 million in the second quarter of fiscal 1998. Effective October 1, 1998, the Company has limited the funding of rental equipment to the IKON marketplaces to select accounts.

The Company earns interest income on the deferred tax liabilities of the IKON marketplaces associated with leases funded through the Company at a rate consistent with the Company's weighted average outside borrowing rate of interest. The Company's average rate was 6.5% for the second quarter of both fiscal 1999 and fiscal 1998. The deferred tax base upon which these payments are calculated increased by 7.9% to $263.5 million at March 31, 1999 from $244.3 million at March 31, 1998. Primarily as a result of the increased deferred tax liabilities, interest income on deferred taxes rose by $435,000 or 11.3% when comparing the three months ended March 31, 1999 to the three months ended March 31, 1998.

Other income consists primarily of late payment charges and various billing fees. The structure of these fees has remained basically unchanged from fiscal 1998. The growth in other income from fees is primarily due to the increased size of the lease portfolio, including securitized leases, upon which these fees are based. Overall, fee income from these sources grew by $807,000 or 25.8%, when comparing the second quarter of fiscal 1999 to the same period of fiscal 1998.

Expenses

Borrowings to finance the lease portfolio in the form of loans from banks and the issuance of medium term notes in the public market decreased by 7.9% from the prior year, with $1,622.3 million outstanding at March 31, 1999. The decrease was the result of the asset securitization in December 1998. The Company paid a weighted average interest rate on all borrowings of 6.5% in the second quarter of both fiscal 1999 and fiscal 1998. As a result, interest expense decreased by $601,000, or 2.2%, when comparing the second quarter of fiscal 1999 to the second quarter of fiscal 1998. At March 31, 1999, the Company's debt to equity ratio, including intercompany amounts due to IKON, was
4.8 to 1.

Total general and administrative expenses for the quarter ended March 31, 1999 decreased by $2.5 million or 13.7%, compared to the quarter ended March 31, 1998. The general and administrative expense category in the second quarter of both fiscal 1999 and fiscal 1998 includes depreciation expense on leased equipment totaling $7.7 million. In addition, lease bonus subsidy payments included in the general and administrative expense category were $3.0 million in the second quarter of fiscal 1999 compared to $3.8 million in the second quarter of fiscal 1998. Excluding the effects of depreciation expense on operating leases and a decrease in lease bonus subsidy payments, remaining general and administrative expenses decreased by $1.7 million or 25.6%, when comparing the second quarter of fiscal 1999 to the second quarter of fiscal 1998.

Gain on Sale of Lease Receivables

The Company has asset securitization agreements for $525 million of eligible direct financing receivables. These agreements expire in September 1999 ($150 million), March 2000 ($125 million) and November 2001 ($250 million), respectively. The March and September agreements totaling $275 million are expected to be renewed. The agreements are structured as revolving securitizations, whereby additional leases can be sold as collections reduce the previously sold interests. During the second quarter of fiscal 1999, collections reduced previously sold interests on all securitization agreements by $51.9 million. The Company sold an additional $51.9 million in net eligible direct financing leases and recognized pretax gains of $4.2 million.

Income Before Income Taxes

Income before income taxes for the second quarter of fiscal 1999 increased by $4.5 million or 17.2% over the second quarter of fiscal 1998. This increase in income before income taxes was essentially the effect of the increase in the gains on the sale of lease receivables and decreased general and administrative expenses.

Provision for Income Taxes

Income taxes for the second quarter of fiscal 1999 increased by $2.2 million or 20.1% over the second quarter of fiscal 1998. This increase in income taxes is directly attributable to the increase in income before income taxes in the second quarter of fiscal 1999 compared to the first second of fiscal 1998. The effective tax rate was 42% for the second quarter of fiscal 1999 and 41% for the second quarter of 1998.

                    Six Months Ended March 31, 1999 Compared with the Six Months Ended March 31, 1998

Comparative summarized results of operations for the six months ended March, 31, 1999 and 1998 are set forth in the table below. This table also shows the increase or decrease in the dollar amounts of major revenue and expense items between periods, as well as the related percentage increase or decrease.

                                                              Six Months
(dollars in thousands)                                       Ended March 31               Increase  (Decrease)
                                                         ----------------------           --------------------
                                                       1999                1998          Amount        Percent
                                                       ----                ----          ------        -------
Revenues:
     Lease finance income                             $111,850          $106,266         $5,584          5.3%
     Rental income                                      19,037            18,149            888          4.9%
     Interest on IKON tax deferrals                      8,475             7,505            970         12.9%
     Other income                                        7,414             5,365          2,049         38.2%
                                                     ---------         ---------       ---------
                                                       146,776           137,285          9,491          6.9%

Expenses:
     Interest                                           55,809            53,073          2,736          5.2%
     General and administrative                         32,544            35,743         (3,199)        (9.0)%
                                                     ---------         ---------       ---------
                                                        88,353            88,816           (463)         (.5)%

Gain on sale of lease receivables                       20,879             1,181         19,698       1667.9%
                                                     ---------         ---------       ---------

Income before income taxes                              79,302            49,650         29,652         59.7%
Provision for income taxes                              33,307            20,357         12,950         63.6%
                                                     ---------         ---------       ---------
Net income                                           $  45,995         $  29,293       $ 16,702         57.0%
                                                     =========         =========       =========

Revenues

Total revenues increased by approximately $9.5 million or 6.9% in the first six months of fiscal 1999 compared to the first six months of fiscal 1998. Approximately 58.8% or $5.6 million of this increase in revenues was a result of increased lease finance income due to the increase in lease receivables prior to the asset securitization completed in December 1998. The lease portfolio, net of lease receivables that were sold in asset securitization transactions, decreased by .6 % from March 31, 1998 to March 31, 1999, including the retained interest in the leases sold, primarily due to the asset securitization in December 1998.

Office equipment placed on rental by the IKON marketplaces to customers, with cancelable terms, may be purchased by the Company. During the first six months of fiscal 1999 and 1998, IOS Capital purchased operating lease equipment of $5.7 million and $30.7 million, respectively. Operating leases contributed $19.0 million in rental income during the first six months of fiscal 1999, compared to $18.1 million in the first six months of fiscal 1998. Effective October 1, 1998, the Company has limited the funding of rental equipment to the IKON marketplaces to select accounts.

The Company earns interest income on the deferred tax liabilities of the IKON marketplaces associated with leases funded through the Company at a rate consistent with the Company's weighted average outside borrowing rate of interest. The Company's average rate was 6.5% for the first six months of both fiscal 1999 and fiscal 1998. The deferred tax base upon which these payments are calculated increased by 7.9 % to $263.5 million at March 31, 1999 from $244.3 million at March 31, 1998. Primarily as a result of the increased deferred tax liabilities, interest income on deferred taxes rose by $970,000 or 12.9% when comparing the six months ended March 31, 1999 to the six months ended March 31, 1998.

Other income consists primarily of late payment charges and various billing fees. The structure of these fees has remained basically unchanged from fiscal 1998. The growth in other income from fees is primarily due to the increased size of the lease portfolio upon which these fees are based. Overall, fee income from these sources grew by $2.0 million or 38.2%, when comparing the first six months of fiscal 1999 to the same period of fiscal 1998.

Expenses

Borrowings to finance the lease portfolio in the form of loans from banks and the issuance of medium term notes in the public market decreased by 7.9% from the prior year, with $1,622.3 million outstanding at March 31, 1999. The decrease was the result of the asset securitization in December 1998. Excluding the securitization, debt would have increased by $111.5 million, or 6.3%. The Company paid a weighted average interest rate on all borrowings of 6.5% in the first six months of both fiscal 1999 and fiscal 1998. The increased borrowings prior to the securitization in December 1998 resulted in an increase in interest expense of $2.7 million, or 5.2%, when comparing the first six months of fiscal 1999 to the first six months of fiscal 1998. At March 31, 1999, the Company's debt to equity ratio, including intercompany amounts due to IKON, was 4.8 to 1.

Total general and administrative expenses for the six months ended March 31, 1999 decreased by $3.2 million or 9.0%, compared to the six months ended March 31, 1998. The general and administrative expense category in the first six months of fiscal 1999 includes depreciation expense on leased equipment totaling $16.0 million, compared to $15.3 million for the first six months of fiscal 1998. In addition, lease bonus subsidy payments included in the general and administrative expense category were $5.8 million in the first six months of fiscal 1999 compared to $7.6 million in the first six months of fiscal 1998. Excluding the effects of increased depreciation expense on operating leases and a decrease in lease bonus subsidy payments, remaining general and administrative expenses decreased by $2.1 million or 16.3%, when comparing the first six months of fiscal 1999 to the first six months of fiscal 1998.

Gain on Sale of Lease Receivables

In December 1998, the Company entered into an asset securitization transaction whereby it sold $366.6 million in direct financing lease receivables for $250 million in cash and a retained interest in the remainder. The agreement is for an initial three-year term with certain renewal provisions and was structured as a revolving asset securitization so that as collections reduce previously sold interests in the pool of leases, additional leases can be sold up to $250 million. The terms of the agreement provide that the Company will continue to service the lease portfolio for the securitization provider. The Company recognized a pretax gain of $14.3 million during the first quarter of fiscal 1999 on this agreement.

The Company has additional asset securitization agreements for $275 million of eligible direct financing receivables. These agreements expire in September 1999 ($150 million) and March 2000 ($125 million), respectively. Both of these agreements are expected to be renewed. These agreements are also structured as revolving securitizations, whereby additional leases can be sold as collections reduce the previously sold interests. During the first six months of fiscal 1999, collections reduced previously sold interests on these two agreements and the $250 million transaction, described above, by $83.0 million. The Company sold an additional $83.0 million in net eligible direct financing leases and recognized pretax gains of $6.6 million for the six months ended March 31, 1999.

Income Before Income Taxes

Income before income taxes for the first six months of fiscal 1999 increased by $29.7 million or 59.7% over the first six months of fiscal 1998. This increase in income before income taxes was essentially the effect of the gain on the asset securitization completed in the first quarter of fiscal 1999, higher earnings on a larger lease portfolio base and decreased general and administrative expenses, partially offset by higher borrowing costs.

Provision for Income Taxes

Income taxes for the first six months of fiscal 1999 increased by $13.0 million or 63.6% over the first six months of fiscal 1998. This increase in income taxes is directly attributable to the increase in income before income taxes in the first six months of fiscal 1999 compared to the first six months of fiscal 1998. The effective tax rate was 42% for the first six months of fiscal 1999 and 41% for the first six months of 1998.


                           FORWARD-LOOKING INFORMATION

This Report includes or incorporates by reference information which may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes the expectations contained in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove correct. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the Company's and/or IKON's future financial condition and results. These risks and uncertainties, which apply to both the Company and IKON, include, but are not limited to, risks and uncertainties relating to conducting operations in a competitive environment; delays, difficulties, management transitions and employment issues associated with consolidation of, and/or changes in business operations; managing the integration of existing and acquired companies; risks and uncertainties associated with existing or future vendor relationships; and general economic conditions. Certain additional risks and uncertainties are set forth in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

                           PART II. OTHER INFORMATION



Item 5. Other Information


        On May 10, 1999, Kurt E. Dinkelacker resigned his position as Sole Director of the Company. William S. Urkiel has been appointed as the Sole Director of the Company to succeed Mr. Dinkelacker.

        Richard P. Maier, who has served as the Company's President since 1989, will resign all positions with the Company effective July 1, 1999. The Company is currently seeking a successor for the position.

        During the third quarter of fiscal 1999, IKON Receivables, LLC (a second-tier wholly-owned subsidiary of the Company) expects to publicly offer approximately $752.93 million of lease- backed notes (the "Notes"). This transaction will be structured using two special purpose limited liability companies: IKON Receivables-1, LLC, of which the Company is sole member, and IKON Receivables, LLC of which IKON Receivables-1, LLC is sole member. The Company will contribute to IKON Receivables-1, LLC a pool of office equipment leases or contracts and related assets (the "Asset Pool"), and IKON Receivables-1, LLC will transfer them to IKON Receivables, LLC, which will be the issuer of the Notes. The Notes will be secured by the Asset Pool and the payments on the Notes will be made from payments on the leases. The Company will receive approximately $750 million in proceeds from the sale of the Notes and will use approximately $250 million of that amount to repurchase previously sold assets in connection with the asset securitization transaction completed in December 1998. The repurchased assets will be contributed as part of the Asset Pool.


Item 6. Exhibits and Reports on Form 8-K

     (a)  The  following   Exhibits  are  furnished  pursuant  to  Item  601  of
          Regulation S-K:

             Exhibit No. (27) Financial Data Schedule

     (b)  Reports on Form 8-K

             On March 10, 1999, the Company filed a Current Report on Form 8-K to file, under Item 5 of the form, information contained in the press release issued by IKON, dated March 9, 1999 announcing the resignation of Kurt E. Dinkelacker as Chief Financial Officer and a member of IKON's Board of Directors, effective May 1, 1999.

             On May 5, 1999, the Company filed a Current Report on Form 8-K to file, under Item 5 of the form, information contained in: 1) the press release issued by IKON, dated April 22, 1999, regarding the appointment of William S. Urkiel as IKON's Chief Financial Officer and Senior Vice President, and 2) the press release issued by IKON, dated April 28, 1999, regarding IKON's financial results for the period ended March 31, 1999, including unaudited consolidated statements of income for the three months ended March 31, 1999 and the six months ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                        IOS CAPITAL, INC.


Date    May 14, 1998                    /s/ Harry G. Kozee
        ------------                        ---------------------------
                                            Harry G. Kozee
                                            Vice President - Finance
                                           (Chief Accounting Officer)

                                Index to Exhibits



Exhibit Number

        (27)               Financial Data Schedule