Form 10-Q
period 1999-06-30
IOS CAPITAL INC
filed 1999-08-13
CIK 922255

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

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

Yes   ___  No  ___

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1999.

Common Stock, $.01 par value per share                            1,000 shares
Registered Debt Outstanding as of July 31, 1999              $2,065,956,059.06

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

                                      INDEX

                                IOS CAPITAL, INC.


PART I.  FINANCIAL INFORMATION


      Item 1.              Financial Statements (Unaudited)

                           Balance Sheets--June 30, 1999 and
                           September 30, 1998

                           Statements of Income--Three and Nine Months ended June 30, 1999 and June 30, 1998

                           Statements of Cash Flows--Nine Months ended
                           June 30, 1999 and June 30, 1998

                           Notes to Financial Statements--June 30, 1999


      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION


      Item 6.              Exhibits and Reports on Form 8-K



SIGNATURES

                         PART I . FINANCIAL INFORMATION


Item 1: Financial Statements (unaudited)


                                IOS CAPITAL, INC.
                                 BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                        June 30,      September 30,
                                                         1999             1998
                                                     -----------      -----------
Assets

Investment in leases:
     Direct financing leases                         $ 2,197,509      $ 2,002,012
     Less: Unearned income                              (354,017)        (343,211)
                                                     -----------      -----------
                                                       1,843,492        1,658,801
     Funded leases, net                                  530,952          592,827
                                                     -----------      -----------
                                                       2,374,444        2,251,628

Cash                                                                        2,621
Restricted cash                                           33,433
Accounts receivable                                       80,957           63,066
Due  from  IKON                                          159,613           52,060
Prepaid expenses and other assets                         13,786           14,224
Leased equipment-operating rentals at cost
     less accumulated depreciation of:
     6/99 - $53,245; 9/98 - $43,411                       53,799           76,551
Property and equipment at cost, less
     accumulated depreciation of:
     6/99 - $6,934; 9/98 - $5,596                         10,171           11,491
                                                     -----------      -----------
Total assets                                         $ 2,726,203      $ 2,471,641
                                                     ===========      ===========

Liabilities and shareholder's equity

Liabilities:
     Accounts payable and accrued expenses           $    63,230      $    59,206
     Accrued interest                                      6,753           33,467
     Notes payable to banks                                               100,000
     Medium term notes                                 1,463,850        1,849,750
     Lease-backed notes                                  696,537
     Deferred income taxes                               124,291           95,115
                                                     -----------      -----------
Total liabilities                                      2,354,661        2,137,538

Shareholder's equity:
     Common Stock - $.01 par value, 1,000 shares
         authorized, issued, and outstanding
     Contributed capital                                 119,415          149,415
     Retained earnings                                   252,127          184,688
                                                     -----------      -----------
Total shareholder's equity                               371,542          334,103
                                                     -----------      -----------
Total liabilities and shareholder's equity           $ 2,726,203      $ 2,471,641
                                                     ===========      ===========


See notes to financial statements.

                                IOS CAPITAL, INC.
                              STATEMENTS OF INCOME
                                 (in thousands)

                                                                Three Months Ended                        Nine Months Ended
                                                                      June 30                                   June 30
                                                          --------------------------------         ---------------------------------
                                                               1999               1998                  1999               1998
                                                          -------------      -------------         --------------     --------------
Revenues:
     Lease finance income                                      $54,513            $56,904               $166,363           $163,170
     Rental income                                               8,723             10,138                 27,760             28,287
     Interest on IKON tax deferrals                              4,361              3,944                 12,836             11,449
     Other income                                                5,486              3,035                 12,900              8,400
                                                          -------------      -------------         --------------     --------------
                                                                73,083             74,021                219,859            211,306

Expenses:
     Interest                                                   28,339             27,382                 84,148             80,455
     General and administrative                                 15,470             17,658                 48,014             53,401
                                                          -------------      -------------         --------------     --------------
                                                                43,809             45,040                132,162            133,856

Gain on sale of lease receivables                                3,477                710                 24,356              1,891
                                                          -------------      -------------         --------------     --------------


Income before income taxes                                      32,751             29,691                112,053             79,341

Provision for income taxes                                      11,307             12,471                 44,614             32,828
                                                          -------------      -------------         --------------     --------------

Net income                                                     $21,444            $17,220                $67,439            $46,513
                                                          =============      =============         ==============     ==============



See notes to financial statements.

                                IOS CAPITAL, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                           Nine Months Ended
                                                                                                June 30,
                                                                               -------------------------------------------
                                                                                       1999                    1998
                                                                               -------------------      ------------------
Operating activities:
Net income                                                                                $67,439                 $46,513
Adjustments to reconcile net income to net
      cash provided by operating activities:
           Depreciation and amortization                                                   25,401                  25,239
           Provision for deferred taxes                                                    29,176                  36,706
           Gain on sale of leases receivables                                             (24,356)                 (1,891)
           Changes in operating assets and liabilities:
               Accounts receivable                                                        (17,891)                 (2,764)
               Prepaid expenses and other assets                                           17,436                   2,528
               Accounts payable and accrued expenses                                        2,301                  (4,967)
               Accrued interest                                                           (26,714)                (21,431)
                                                                               -------------------      ------------------
                                      Net cash provided                                    72,792                  79,933
                                                                               -------------------      ------------------

Investing activities:
Purchases of leased equipment, net                                                           (529)                (43,917)
Purchases of property and equipment, net                                                      (18)                 (1,009)
Investment in Leases
      Additions                                                                        (1,128,360)             (1,287,825)
      Cancellations                                                                       257,133                 259,893
      Collections                                                                         633,879                 588,237
      Proceeds from sale                                                                  375,142                  78,836
      Repurchase of leases sold                                                          (250,000)                      0
                                                                               -------------------      ------------------
                                      Net cash used                                      (112,753)               (405,785)
                                                                               -------------------      ------------------

Financing activities:
Proceeds from bank borrowings                                                                   0                 200,000
Payments on bank borrowings                                                              (100,000)                      0
Proceeds from issuance of medium term notes                                                     0                 348,500
Payments on medium term notes                                                            (385,900)               (216,000)
Proceeds from issuance of lease-backed notes                                              749,331                       0
Payments on lease-backed notes                                                            (55,105)                      0
Deposit to restricted cash                                                                (33,433)                      0
Capital contributed by IKON                                                                     0                   5,000
Dividend to IKON                                                                          (30,000)                      0
                                                                               -------------------      ------------------
                                      Net cash provided                                   144,893                 337,500
                                                                               -------------------      ------------------

Increase in cash and amounts due from IKON                                                104,932                  11,648
Cash and Due from IKON at beginning of year                                                54,681                   4,463
                                                                               -------------------      ------------------
Due from IKON at end of period                                                           $159,613                 $16,111
                                                                               ===================      ==================



See notes to financial statements.

                                IOS Capital, Inc.
                          Notes to Financial Statements
                                  June 30, 1999

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


Note 2:    Medium Term Note Program

           During the nine months ended June 30, 1999, IOS Capital, Inc. (the "Company") issued no medium term notes under its $3.5 billion medium term note program. At June 30, 1999, $1,463.9 million of medium term notes were outstanding with a weighted average interest rate of 6.5%. The remaining amount available under this program is $1,123.3 million.


Note 3: Asset Securitization

         In December 1998, the Company entered into an asset securitization transaction whereby it sold $366.6 million in direct financing lease receivables for $250 million in cash and a retained interest in the remainder. The agreement is for an initial three year term with certain renewal provisions and was structured as a revolving asset securitization so that as collections reduce previously sold interests in this new pool of leases, additional leases can be sold up to $250 million. The terms of the agreement require that the Company continue to service the lease portfolio. The Company recognized a pretax gain of $14.3 million during the first quarter of fiscal 1999 on this agreement. On May 25, 1999, the Company repurchased the leases sold in this transaction with the proceeds from the lease-backed notes described below.

         The Company has additional asset securitization agreements for $275 million of eligible direct financing receivables that expire in March 2000 ($125 million) and September 1999 ($150 million). Both of these agreements are expected to be renewed. These agreements are structured as revolving securitizations, whereby additional leases can be sold as collections reduce the previously sold interests. During the first nine months of fiscal 1999, collections reduced previously sold interests on these two agreements and the $250 million transaction, described above, by $125.1 million. The Company sold an additional $125.1 million in net eligible direct financing leases and recognized pretax gains of $10.1 million for the nine months ended June 30, 1999.

                                IOS Capital, Inc.
                      Notes to Financial Statements (Cont.)
                                  June 30, 1999

Note 4: Lease-backed Notes

         On May 19, 1999, IKON Receivables, LLC (an affiliate of the Company) publicly issued approximately $752 million of lease-backed notes (the "Notes") under a $1.825 billion shelf registration statement. Class A-1 Notes totaling $304,474,000 have a stated interest rate of 5.11%, Class A-2 Notes totaling $61,579,000 have a stated interest rate of 5.60%, Class A-3 Notes totaling $304,127,000 have a stated interest rate of 5.99% and Class A-4 Notes totaling $81,462,000 have a stated interest rate of 6.23%. The transaction was structured using two special purpose limited liability companies: IKON Receivables-1, LLC, of which the Company is the sole member, and IKON Receivables, LLC, of which IKON Receivables-1, LLC is the sole member. The Company contributed to IKON Receivables-1, LLC a pool of office equipment leases or contracts and related assets (the "Asset Pool"), and IKON Receivables-1, LLC transferred them to IKON Receivables, LLC, which is the issuer of the Notes. The Notes are secured by the Asset Pool and the payments on the Notes are made from payments on the leases. The Company received approximately $749 million in net proceeds from the sale of the Notes and used $250 million of that amount to repurchase previously sold assets in connection with the asset securitization transaction completed in December 1998. The repurchased assets were contributed as part of the Asset Pool. Restricted cash on the balance sheet represents cash that has been collected on the lease receivables in the Asset Pool, which must be used to repay the Notes.

Note 5:  Comprehensive Income

         As of October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes rules for the reporting and presentation of comprehensive income and its components. SFAS 130 requires mark to market adjustments on the retained interest on lease receivables to be included in other comprehensive income.

         Total comprehensive income is as follows (in thousands):

                                                                      Three Months Ended           Nine Months Ended
                                                                           June  30                      June 30
                                                                           --------                      -------
                                                                       1999           1998           1999        1998
                                                                       ----           ----           ----        ----
         Net income                                                  $21,444         $17,220       $67,439     $46,513
         Mark to market adjustment, net of tax                       (1,128)                             0
                                                                     -------         -------       -------     -------
         Total comprehensive income                                  $20,316         $17,220       $67,439     $46,513
                                                                     =======       =========    ==========     =======

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

Costs. The Company will use both internal and external resources to reprogram or replace, test and implement its IT and non-IT systems for Year 2000 modifications. The Company does not separately track the internal costs incurred on the Year 2000 project. Such costs are principally payroll and related costs for its internal IT personnel. The total cost of the Year 2000 project, excluding these internal costs, is estimated at $1.4 million and is being funded through operating cash flows, all of which will be expensed as incurred. Through June 30, 1999, the Company has expensed approximately $833,000 related to its Year 2000 project.

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


                   Three Months Ended June 30, 1999 Compared
                    with the Three Months Ended June 30, 1998

Comparative summarized results of operations for the three months ended June 30, 1999 and 1998 are set forth in the table below. This table also shows the increase or decrease in the dollar amounts of major revenue and expense items between periods, as well as the related percentage increase or decrease.

                                                            Three Months
(dollars in thousands)                                      Ended June 30               Increase (Decrease)
                                                        1999              1998           Amount        Percent
                                                        ----              ----           ------        -------
Revenues:
     Lease finance income                              $54,513           $56,904       $  (2,391)        (4.2)%
     Rental income                                       8,723            10,138          (1,415)       (14.0)%
     Interest on IKON tax deferrals                      4,361             3,944             417         10.6%
     Other income                                        5,486             3,035           2,451         80.8%
                                                     ---------         ---------       ---------
                                                        73,083            74,021            (938)        (1.3)%

Expenses:
     Interest                                           28,339            27,382             957          3.5%
     General and administrative                         15,470            17,658          (2,188)       (12.4)%
                                                     ---------         ---------       ---------
                                                        43,809            45,040          (1,231)        (2.7)%

Gain on sale of lease receivables                        3,477               710           2,767        389.7%
                                                     ---------         ---------       ---------

Income before income taxes                              32,751            29,691           3,060         10.3%
Provision for income taxes                              11,307            12,471          (1,164)        (9.3)%
                                                     ---------            ------       ---------
Net income                                          $   21,444        $   17,220      $    4,224         24.5%
                                                     =========         =========       =========

Revenues

Total revenues decreased by approximately $938,000 or 1.3% in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998. Lease finance income decreased by approximately $2.4 million due to the effect of the sale of $366.6 million in direct financing leases in December 1998 under an asset securitization transaction. The lease portfolio, net of lease receivables sold in asset securitization transactions, increased by 7.9 % from June 30, 1998 to June 30, 1999.

Office equipment placed on rental by the IKON marketplaces to customers, with cancelable terms, may be purchased by the Company. During the third quarter of fiscal 1999, the Company purchased operating lease equipment of $.3 million, compared to $17.1 million in the third quarter of fiscal 1998. Operating leases contributed $8.7 million in rental income during the third quarter of fiscal 1999, compared to $10.1 million in the third quarter of fiscal 1998. Effective October 1, 1998, the Company has limited the funding of rental equipment to the IKON marketplaces to select accounts.

The Company earns interest income on the deferred tax liabilities of the IKON marketplaces associated with leases funded through the Company at a rate consistent with the Company's weighted average outside borrowing rate of interest. The Company's average rate was 6.4% for the third quarter of fiscal 1999 compared to 6.5% for the third quarter of fiscal 1998. The deferred tax base upon which these payments are calculated increased by 1.1% to $262.2 million at June 30, 1999 from $259.4 million at June 30, 1998. Primarily as a result of the increased deferred tax liabilities, interest income on deferred taxes rose by $418,000 or 10.6% when comparing the three months ended June 30, 1999 to the three months ended June 30, 1998.

Other income consists primarily of late payment charges and various billing fees. The growth in other income from fees is primarily due to the increased size of the lease portfolio, including securitized leases, upon which these fees are based. Overall, fee income from these sources grew by $2.5 million or 80.8%, when comparing the third quarter of fiscal 1999 to the same period of fiscal 1998.

Expenses

Borrowings to finance the lease portfolio in the form of loans from banks and the issuance of medium term notes and lease-backed notes in the public market increased by 13.7% from the prior year, with $2,160.4 million outstanding at June 30, 1999. The Company paid a weighted average interest rate on all borrowings of 6.4% in the third quarter of fiscal 1999 compared to 6.5% for the third quarter of fiscal 1998. As a result of the lease-backed notes issued in May 1999, interest expense increased by $957,000, or 3.5%, when comparing the third quarter of fiscal 1999 to the third quarter of fiscal 1998. At June 30, 1999, the Company's debt to equity ratio, including intercompany amounts due from IKON, was 5.4 to 1.

Total general and administrative expenses for the quarter ended June 30, 1999 decreased by $2.2 million or 12.4%, compared to the quarter ended June 30, 1998. The general and administrative expense category in the third quarter of fiscal 1999 includes depreciation expense on leased equipment totaling $7.3 million, compared to $8.5 million for the third quarter of fiscal 1998. In addition, lease bonus subsidy payments included in the general and administrative expense category were $3.1 million in the third quarter of fiscal 1999 compared to $3.7 million in the third quarter of fiscal 1998. Excluding the effects of depreciation expense on operating leases and a decrease in lease bonus subsidy payments, remaining general and administrative expenses decreased by $318,000 or 5.8%, when comparing the third quarter of fiscal 1999 to the third quarter of fiscal 1998.

Gain on Sale of Lease Receivables

The Company has asset securitization agreements for $525 million of eligible direct financing receivables. These agreements expire in September 1999 ($150 million), March 2000 ($125 million) and November 2001 ($250 million), respectively. The March and September agreements totaling $275 million are expected to be renewed. The agreements are structured as revolving securitizations, whereby additional leases can be sold as collections reduce the previously sold interests. During the third quarter of fiscal 1999, collections reduced previously sold interests on all securitization agreements by $42.1 million. The Company sold an additional $42.1 million in net eligible direct financing leases and recognized pretax gains of $3.5 million. On May 25, 1999, $250 million of assets securitized under the agreement expiring November 2001 were repurchased by the Company with the proceeds of the lease-backed notes. As a result of the repurchase, the $250 million commitment remains available.

Income Before Income Taxes

Income before income taxes for the third quarter of fiscal 1999 increased by $3.1 million or 10.3% over the third quarter of fiscal 1998. This increase in income before income taxes was essentially the effect of the increase in the gains on the sale of lease receivables and decreased general and administrative expenses, offset by additional interest expense and a reduction in revenue.

Provision for Income Taxes

Income taxes for the third quarter of fiscal 1999 decreased by $1.2 million or 9.3% over the third quarter of fiscal 1998. This decrease in income taxes is primarily a result of a decrease in the effective tax rate in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998. The effective tax rate was 34.5% for the third quarter of fiscal 1999 and 42% for the third quarter of 1998.

                    Nine Months Ended June 30, 1999 Compared with the Nine Months Ended June 30, 1998

Comparative summarized results of operations for the nine months ended June 30, 1999 and 1998 are set forth in the table below. This table also shows the increase or decrease in the dollar amounts of major revenue and expense items between periods, as well as the related percentage increase or decrease.

                                                             Nine Months
(dollars in thousands)                                      Ended June 30               Increase (Decrease)
                                                        1999              1998           Amount        Percent
                                                        ----              ----           ------        -------
Revenues:
     Lease finance income                             $166,363          $163,170          $3,193          2.0%
     Rental income                                      27,760            28,287            (527)        (1.9)%
     Interest on IKON tax deferrals                     12,836            11,449           1,387         12.1%
     Other income                                       12,900             8,400           4,500         53.6%
                                                     ---------         ---------       ---------
                                                       219,859           211,306           8,553          4.0%

Expenses:
     Interest                                           84,148            80,455           3,693          4.6%
     General and administrative                         48,014            53,401          (5,387)       (10.1)%
                                                     ---------         ---------       ---------
                                                       132,162           133,856          (1,694)        (1.3)%

Gain on sale of lease receivables                       24,356             1,891          22,465       1188.0%
                                                     ---------         ---------       ---------

Income before income taxes                             112,053            79,341          32,712         41.2%
Provision for income taxes                              44,614            32,828          11,786         35.9%
                                                     ---------         ---------       ---------
Net income                                          $   67,439        $   46,513      $   20,926         45.0%
                                                     =========         =========       =========

Revenues

Total revenues increased by approximately $8.6 million or 4.0% in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998. Approximately 37.3% or $3.2 million of this increase in revenues was a result of increased lease finance income due to the increase in lease receivables prior to the asset securitization completed in December 1998. The lease portfolio, net of lease receivables that were sold in asset securitization transactions, increased by 7.9% from June 30, 1998 to June 30, 1999.

Office equipment placed on rental by the IKON marketplaces to customers, with cancelable terms, may be purchased by the Company. During the first nine months of fiscal 1999 and 1998, the Company purchased operating lease equipment of $6.0 million and $47.8 million, respectively. Operating leases contributed $27.8 million in rental income during the first nine months of fiscal 1999, compared to $28.3 million in the first nine months of fiscal 1998. Effective October 1, 1998, the Company has limited the funding of rental equipment to the IKON marketplaces to select accounts.

The Company earns interest income on the deferred tax liabilities of the IKON marketplaces associated with leases funded through the Company at a rate consistent with the Company's weighted average outside borrowing rate of interest. The Company's average rate was 6.4% for the first nine months of fiscal 1999 compared to 6.5% for the first nine months of fiscal 1998. The deferred tax base upon which these payments are calculated increased by 1.1 % to $262.2 million at June 30, 1999 from $259.4 million at June 30, 1998. Primarily as a result of the increased deferred tax liabilities, interest income on deferred taxes rose by $1.4 million or 12.1% when comparing the nine months ended June 30, 1999 to the nine months ended March 31, 1998.

Other income consists primarily of late payment charges and various billing fees. The growth in other income from fees is primarily due to the increased size of the lease portfolio upon which these fees are based. Overall, fee income from these sources grew by $4.5 million or 53.6%, when comparing the first nine months of fiscal 1999 to the same period of fiscal 1998.

Expenses

Borrowings to finance the lease portfolio in the form of loans from banks and the issuance of medium term notes and lease-backed notes in the public market increased by 13.7% from the prior year, with $2,160.4 million outstanding at June 30, 1999. The Company paid a weighted average interest rate on all borrowings of 6.4% in the first nine months of fiscal 1999 compared to 6.5% for the first nine months of fiscal 1998. Primarily the result of increased borrowings, interest expense increased $3.7 million, or 4.6%, when comparing the first nine months of fiscal 1999 to the first nine months of fiscal 1998. At June 30, 1999, the Company's debt to equity ratio, including intercompany amounts due from IKON, was 5.4 to 1.

Total general and administrative expenses for the nine months ended June 30, 1999 decreased by $5.4 million or 10.1%, compared to the nine months ended June 30, 1998. The general and administrative expense category in the first nine months of fiscal 1999 includes depreciation expense on leased equipment totaling $23.3 million, compared to $23.9 million for the first nine months of fiscal 1998. In addition, lease bonus subsidy payments included in the general and administrative expense category were $8.9 million in the first nine months of fiscal 1999 compared to $11.3 million in the first nine months of fiscal 1998. Excluding the effects of decreased depreciation expense on operating leases and a decrease in lease bonus subsidy payments, remaining general and administrative expenses decreased by $2.4 million or 13.2%, when comparing the first nine months of fiscal 1999 to the first nine months of fiscal 1998.

Gain on Sale of Lease Receivables

In December 1998, the Company entered into an asset securitization transaction whereby it sold $366.6 million in direct financing lease receivables for $250 million in cash and a retained interest in the remainder. The agreement is for an initial three-year term with certain renewal provisions and was structured as a revolving asset securitization so that as collections reduce previously sold interests in the pool of leases, additional leases can be sold up to $250 million. The terms of the agreement require that the Company will continue to service the lease portfolio. The Company recognized a pretax gain of $14.3 million during the first quarter of fiscal 1999 on this agreement. On May 25, 1999, the Company repurchased leases sold under this agreement with the proceeds from the lease-backed notes. As a result of the repurchase, the $250 million commitment remains available.

The Company has additional asset securitization agreements for $275 million of eligible direct financing receivables. These agreements expire in September 1999 ($150 million) and March 2000 ($125 million), respectively. Both of these agreements are expected to be renewed. These agreements are also structured as revolving securitizations, whereby additional leases can be sold as collections reduce the previously sold interests. During the first nine months of fiscal 1999, collections reduced previously sold interests on these two agreements and the $250 million transaction, described above, by $125.1 million. The Company sold an additional $125.1 million in net eligible direct financing leases and recognized pretax gains of $10.1 million for the nine months ended June 30, 1999.

Income Before Income Taxes

Income before income taxes for the first nine months of fiscal 1999 increased by $32.7 million or 41.2% over the first nine months of fiscal 1998. This increase in income before income taxes was essentially the effect of higher asset securitization gains, higher earnings on a larger lease portfolio base and decreased general and administrative expenses, partially offset by higher borrowing costs.

Provision for Income Taxes

Income taxes for the first nine months of fiscal 1999 increased by $11.8 million or 35.9% over the first nine months of fiscal 1998. This increase in income taxes is directly attributable to the increase in income before income taxes in the first nine months of fiscal 1999, offset by a decrease in the effective tax rate compared to the first nine months of fiscal 1998. The effective tax rate was 39.8% for the first nine months of fiscal 1999 and 41.4% for the first nine months of 1998.

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

             On June 30, 1999, the Company filed a Current Report on Form 8-K to file, under Item 5 of the form, its announcement that Russell Slack, who had been serving in an executive capacity for the Registrant, was appointed President of the Registrant.

             On July 30, 1999, the Company filed a Current Report on Form 8-K to file, under Item 5 of the form, the press release issued by IKON, dated July 28, 1999, regarding IKON's financial results for the period ended June 30, 1999, including unaudited consolidated statements of operations for the three months ended June 30, 1999 and the nine months ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                         IOS CAPITAL, INC.


Date  August 13, 1999                    /s/ Harry G. Kozee
      ---------------                    ----------------------
                                         Harry G. Kozee
                                         Vice President - Finance
                                         (Chief Accounting Officer)

                                Index to Exhibits



Exhibit Number

        (27)               Financial Data Schedule