Form 10-K
period 1999-09-30
IOS CAPITAL INC
filed 1999-12-28
CIK 922255

                               IOS Capital, Inc.
                                   FORM 10-K
                              September 30, 1999

   As filed with the Securities and Exchange Commission on December 28, 1999
================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1999 or

[_]  Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from        to

                                   FORM 10-K
                        Commission file number 0-20405
                            ----------------------

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


                                 (912) 471-2300
              (Registrant's telephone number, including area code)
                            ----------------------

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

  The number of shares of common stock, par value $.01 per share, outstanding as of December 28, 1999 was 1,000, all of which were owned by IKON Office Solutions, Inc.

  Registered debt outstanding as of December 28, 1999 was $1,022,850,000.

                      Documents incorporated by reference:

                                      None

  The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format contemplated thereby.

================================================================================

                               TABLE OF CONTENTS

                                                                                                   Page No.
                                                                                                   -------
                                                        PART I

ITEM 1.          BUSINESS........................................................................      1

ITEM 2.          PROPERTIES......................................................................      6

ITEM 3.          LEGAL PROCEEDINGS...............................................................      6

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................      6

                                                        PART II

ITEM 5.          MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS..........................................................      7

ITEM 6.          SELECTED FINANCIAL DATA.........................................................      7

ITEM 7.          FINANCIAL INFORMATION...........................................................      7

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................     12

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................     12

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE..........................................     13

                                                        PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS................................................     13

ITEM 11.         EXECUTIVE COMPENSATION..........................................................     13

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT...................................................................     13

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................     13

                                                        PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                    FORM 8-K.....................................................................     13

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

  IKON is a public company headquartered in Malvern, Pennsylvania and is the largest independent distribution network of office equipment in North America. IKON has over 1,000 locations in the United States, Canada, the United Kingdom, Germany, France, Denmark, Ireland and Mexico. IKON provides products and services to meet business communication needs, including copiers and printers, color solutions, distributed printing, outsourcing services, imaging and legal oursourcing solutions, as well as network design and consulting, application development and technology training. IKON's fiscal 1999 revenues were $5.5 billion.

  The Company is engaged in the business of arranging lease financing exclusively for office equipment marketed by IKON's marketplaces ("IKON marketplaces"), which sell and service copier equipment, facsimile machines and other equipment. The ability to offer lease financing on this equipment through IOS Capital is considered a competitive marketing advantage which more closely ties IKON to its customer base. During the 1999 fiscal year, 67% of new equipment sold by IKON marketplaces was financed through the Company. The Company and IKON will seek to increase this percentage in the future, as leasing enhances the overall profit margin on equipment and is considered an important customer retention strategy.

  The equipment financed by the Company consists of copiers, facsimile machines, and related accessories and peripheral equipment, the majority of which are produced by major office equipment manufacturers including Canon, Ricoh and Oce. Currently 62% of the equipment financed by the Company represents copiers, 17% fax machines, and 21% other equipment.

  The Company provides IKON with standard lease rates for use in customer quotes. However, IKON marketplaces may charge the customer more or less than IOS Capital's standard rates, and the IKON marketplace would absorb any difference resulting from any such variances from IOS Capital's standard rates.

  The Company's customer base (which consists of the end users of the equipment) is widely dispersed, with the ten largest customers representing less than 7.5% of the Company's total lease portfolio. The typical new lease financed by the Company averages $17,739 and 47 months in duration. Although 94% of the leases are scheduled for regular monthly payments, customers are also offered quarterly, semi-annual, and other customized payment terms. In connection with its leasing activities, the Company performs billing, collection, property and sales tax filings, and provides quotes on equipment upgrades and lease-end notification. The Company also provides certain financial reporting services to the IKON marketplaces, such as a monthly report of marketplace increases in leasing activity and related statistics.

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

  Funded leases represented approximately 19% of the Company's leases as of September 30, 1999. The IKON marketplaces have assigned to the Company, with full recourse, their rights under the underlying contracts including the right to receive lease and rental payments as well as a security interest in the related equipment.

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

 Tax Leases

  Tax leases represented 96% of the Company's total lease portfolio as of September 30, 1999. The Company or the IKON marketplace is considered to be the owner of the equipment for tax purposes during the life of these leases and receives the tax benefit associated with equipment depreciation. Tax leases are structured with a fair market value purchase option. Generally, the customer may return the equipment, continue to rent the equipment or purchase the equipment for its fair market value at the end of the lease.

  Each tax lease has a stated equipment residual value generally ranging from 0% to 25% of retail price, depending on model and term. As of September 30, 1999, the average equipment residual value for all leases in the Company's portfolio was 8.2%. Upon early termination of the lease or at the normal end of the lease term, the Company charges the IKON marketplace for the stated residual position, if any, and the equipment is returned to the IKON marketplace. Any gain or loss on the equipment's residual value is realized by the IKON marketplace.

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

 Leased Equipment

  The Company also offers, from time to time, financing of the cost of office equipment that the IKON marketplaces maintain in inventory for short-term rental to customers. This category of leased equipment also includes equipment currently rented to customers where the rental agreements are considered to be cancelable by the customer, based on the terms and conditions of the rental contracts in effect. Under current operating guidelines, any equipment not physically on rental to customers for a period exceeding 120 continuous days must be repurchased by the IKON marketplaces at its current book value.

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

 Cash Management Program

  The Company participates in IKON's domestic Cash Management program. Under this program, the Company has an account with IKON through which cash in excess of current operating requirements is temporarily placed on deposit. Similarly, amounts are periodically borrowed from IKON. Interest is paid (or charged) by IKON on these amounts. The Company was in a net average deposit condition with IKON during 1999, 1998 and 1997 and earned interest income of approximately $6.0 million, $5.3 million and $5.4 million, respectively.

 Management Fee

  Included in general and administrative expenses are corporate overhead expenses charged by IKON of $552,000 in fiscal years 1999, 1998 and 1997. These corporate charges represent management's estimate of costs incurred by IKON on behalf of IOS Capital.

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

 Interest on Income Tax Deferrals

  The Company provides substantial tax benefits to IKON through the use of the installment sales method on equipment financed through the Company. Taxes deferred by IKON due to this tax treatment totaled a cumulative amount of approximately $260 million at the end of fiscal 1999. IKON pays the Company interest on these tax deferrals which arise from tax deferrals on intercompany sales. In fiscal years 1999, 1998 and 1997, interest was earned by the Company at a rate consistent with the Company's weighted average outside borrowing rate of interest. Under this method, the

Company earned interest at an average rate of 6.6% in fiscal 1999 totaling $16.8 million, 6.5% in fiscal 1998 totaling $15.7 million and 6.6% in fiscal 1997 totaling $12.1 million.

 Lease Bonus Program

  The Company sponsored a lease bonus subsidy program which provided incentives to IKON marketplaces when IKON customers lease equipment from the Company. The focus of the bonus subsidy program was to reimburse IKON for third party lease payoffs incurred when buying out the equipment leases of a competitor. During fiscal 1999, 1998 and 1997, bonus payments made to IKON marketplaces or IKON totaled $12.0 million, $16.4 million and $9.8 million, respectively. Effective October 1, 1999, the Company and IKON agreed to terminate this program.

 Credit Policies and Loss Experience

  Prior to October 1, 1998, each IKON marketplace was responsible for developing and maintaining a formal credit policy that governs credit practices and procedures. In addition, the credit practices of the individual IKON marketplaces were consistent with IKON's overall policies for leasing and credit approval. On October 1, 1998, the Company began the implementation of a national credit review process for all lease transactions submitted to the Company for funding. Under the new process, which was implemented in April 1999, the Company approves the credit for all the lease transactions prior to funding the IKON marketplaces.

  Prior to October 1, 1999, the Company had full recourse to the IKON marketplace for any lease which became past due by 120 days or more. Excluding the effect of recoveries, the gross value of leases charged back to IKON marketplaces was $79.2 million in fiscal 1999, $98.8 million in fiscal 1998 and $51.6 million in fiscal 1997. For fiscal 1999, 1998 and 1997, the gross chargebacks represented 3.0%, 3.9% and 2.7%, respectively, of the average portfolio balances during the year. Effective October 1, 1999, the Company began a shared recourse arrangement with the IKON marketplaces. This arrangement provides for net losses resulting from lease defaults to be shared equally between the Company and the IKON marketplaces. As of the date of this policy change, related lease default reserves were transferred from the IKON Marketplaces to the Company.

  Prior to October 1, 1999, reserves for credit losses were maintained by the IKON marketplaces and IKON. On a monthly basis, the Company reported the respective net investment value of the lease portfolio to each IKON marketplace so the IKON marketplace could properly accrue the credit loss reserve balance. In accordance with IKON policy, each IKON marketplace maintained reserves based on its loss experience (including $275 million of net leases sold under an asset securitization agreement being serviced by the Company). Reserves maintained for fiscal 1999 and 1998, as a percentage of the leasing portfolio at fiscal year end, were 2.8% and 3.4% respectively. Effective October 1, 1999, reserves for credit losses will be maintained by the Company consistent with the policy change noted above.

  During fiscal 1999 and 1998, accounts classified as current (less than 30 days past due) ranged from 89% to 92% of the total portfolio balance on a monthly basis. The aging of the Company's lease portfolio receivables at September 30, 1999 (excluding $275 million of net lease receivables sold under an asset securitization agreement being serviced by the Company) was as follows:

                                                                                            (dollars in millions)
      Current...........................................................................    $2,554.0           89.6%
      Over 30 days......................................................................       168.2            5.9%
      Over 60 days......................................................................        79.8            2.8%
      Over 90 days......................................................................        48.5            1.7%
                                                                                            --------          -----
                                                                                            $2,850.5          100.0%
                                                                                                              =====
      Less:
         Unearned interest..............................................................      (448.9)
                                                                                            --------
                                                                                            $2,401.6
                                                                                            ========

Funding

  Effective July 1, 1994, the Company commenced a medium term note program of $500 million which was fully subscribed as of July 1995. On June 30, 1995, the Company increased the amount available to be offered under this medium term note program by $1 billion and on May 21, 1997, the Company further increased the amount available by $2 billion. The program allows the Company to offer to the public from time to time medium term notes having an aggregate initial offering price not exceeding the total program amount. These notes are offered at varying maturities of nine months or more from their dates of issue and may be subject to redemption at the option of the Company, in whole or in part, prior to the maturity date in conjunction with meeting specified provisions. Interest rates are determined based on market conditions at the time of issuance. As of September 30, 1999, $1,242.9 million of medium term notes were outstanding with a weighted average interest rate of 6.5%.

  In December 1998, the Company entered into an asset securitization transaction whereby it sold $366.6 million in direct financing lease receivables for $250 million in cash and a retained interest in the remainder. The agreement is for an initial three year term with certain renewal provisions and is structured as a revolving asset securitization so that as collections reduce previously sold interests in this new pool of leases, additional leases can be sold up to $250 million. The terms of the agreement require that the Company continue to service the lease portfolio. The Company recognized a pretax gain of $14.3 million during the first quarter of fiscal 1999 on this agreement. On May 25, 1999, the Company repurchased the leases sold in this transaction with the proceeds from the lease-backed notes described below.

  The Company had additional asset securitization agreements for $275 million of eligible direct financing receivables. These agreements were also structured as revolving securitizations, whereby additional leases can be sold as collections reduce the previously sold interests. During fiscal 1999, collections reduced previously sold interests on these two agreements and the $250 million transaction, described above, by $152.1 million. The Company sold an additional $152.1 million in net eligible direct financing leases and recognized pretax gains of $12.2 million for fiscal year 1999. On October 7, 1999, these leases were repurchased with a portion of the proceeds received from the issuance of $700 million of leased-backed notes.

  On May 19, 1999, IKON Receivables, LLC (an affiliate of the Company) publicly issued approximately $752 million of lease backed notes (the "Notes") under a $1.825 billion shelf registration statement. Class A-1 Notes totaling $305 million have a stated interest rate of 5.11%, Class A-2 Notes totaling $62 million have a stated interest rate of 5.60%, Class A-3 Notes totaling $304 million have a stated interest rate of 5.99% and Class A-4 Notes totaling $81 million have a stated interest rate of 6.23%. The transaction was structured using two special purpose limited liability companies: IKON Receivables-1, LLC, of which the Company is the sole member, and IKON Receivables, LLC, of which IKON Receivables-1, LLC is the sole member. The Company contributed to IKON Receivables-1, LLC a pool of office equipment leases or contracts and related assets (the "1999-1 Asset Pool"), and IKON Receivables-1, LLC transferred them (other than equipment) to IKON Receivables, LLC, which is the issuer of the Notes. The Notes are secured by the Asset Pool and the payments on the Notes are made from payments on the leases. The Company received approximately $749 million in net proceeds from the sale of the Notes and used $250 million of that amount to repurchase previously sold assets in connection with the asset securitization transaction completed in December 1998. The repurchased assets were contributed to IKON Receivables-1, LLC as part of the 1999-1 Asset Pool. Restricted cash on the balance sheet represents cash that has been collected on the lease receivables in the Asset Pool, which must be used to repay the Notes.

  On October 7, 1999, IKON Receivables, LLC (an affiliate of the Company) publicly issued approximately $700 million of lease backed notes (the "1999-2 Notes") under the $1.825 billion shelf registration statement noted above. Class A-1 Notes totaling $236 million have a stated interest rate of 6.14125%, Class A-2 Notes totaling $51 million have a stated interest rate of 6.31%, Class A-3a Notes totaling $100 million have a stated interest rate of 6.59%, Class A-3b Notes totaling $241 million have a variable interest rate and Class A-4 Notes totaling $72 million have a stated interest rate of 6.88%. The Class A-3b Notes pay interest at a rate of LIBOR plus 0.36% (which we have fixed at 6.58% through an interest rate swap). The transaction was structured the same as the 1999-1 Notes described above. The Notes are secured by a pool of office equipment leases or contracts and related assets ("the 1999-2 Asset Pool") and the payments on the Notes are made from payments on the leases. The Company received approximately $697 million in net proceeds from the sale of the 1999-2 Notes and used $275 million of that amount to repurchase previously sold leases. The repurchased leases were contributed as part of the 1999-2 Asset Pool.

Employees

  At September 30, 1999, the Company had approximately 302 employees. Employee relations are considered to be good.

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

  The financing activities of the Company are dependent upon sales or leases of office equipment by the IKON marketplaces, who are subject to substantial competition by both independent office equipment dealers and the direct sales forces of office equipment manufacturers. IKON is the largest independent distribution network of office equipment in North America. IKON marketplaces compete on the basis of quality of service and ability to provide value added document services.


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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  All outstanding shares of the Company's common stock are currently owned by IKON Office Solutions, Inc. Therefore, there is no market for the Company's common stock. The company paid IKON a $30 million dividend in fiscal 1999. No dividends were paid in fiscal 1998 or 1997. The Company and IKON will, from time to time, determine the appropriate capitalization for the Company, which will, in part, affect any future payment of dividends to IKON or capital contributions to the Company.

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

  Costs. The Company has used both internal and external resources to reprogram or replace, test and implement its IT and non-IT systems for Year 2000 modifications. The Company does not separately track the internal costs incurred on the Year 2000 project. Such costs are principally payroll and related costs for internal IT personnel. The Company's total cost of the Year 2000 project, excluding these internal costs, is approximately $1.2 million and is being funded through operating cash flows. Of the total estimated project cost, approximately $0.2 million is attributable to the purchase of new software and hardware and has been capitalized. Through October 31, 1999, IOS Capital has incurred approximately $1.1 million ($0.9 million expensed and $0.2 million capitalized), related to its Year 2000 project. Remaining amounts are to be incurred early in the first quarter of fiscal 2000.

     Risks. Management believes, based on the information currently available to it, that the most reasonably likely worst case scenario that could be caused by technology failures relating to Year 2000 could pose a significant threat not only to the Company, IKON, its customers and suppliers, but to all businesses. Risks include :

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

     Contingency Plans. IKON's Guidelines require that contingency plans be developed and validated in the event that any critical system cannot be corrected and certified before the system's failure date. Contingency plans are currently being developed and completed.

Fiscal 1999 Compared with Fiscal 1998

     Comparative summarized results of operations for the fiscal years ended September 30, 1999 and 1998 are set forth in the table below. This table also shows the increase in the dollar amounts of major revenue and expense items between periods, as well as the related percentage change.

                                                                                 Fiscal Year
                                                                              Ended September 30       Increase (Decrease)
                                                                           ------------------------  ------------------------
                                                                              1999         1998        Amount       Percent
                                                                           -----------  -----------  -----------  -----------
                                                                                        (dollars in thousands)
Revenues:
  Lease finance income...................................................     $225,647     $223,131     $ 2,516          1.1%
  Rental income..........................................................       39,483       38,749         734          1.9%
  Interest on IKON income tax deferral...................................       16,764       15,734       1,030          6.5%
  Other income...........................................................       17,076       11,653       5,423         46.5%
                                                                              --------     --------     -------
                                                                               298,970      289,267       9,703          3.4%

Expenses:
  Interest...............................................................      114,961      109,737       5,224          4.8%
  General and administrative.............................................       67,226       72,938      (5,712)       (7.8)%
                                                                              --------     --------     -------
                                                                               182,187      182,675        (488)        (.3)%
Gain on sale of lease receivables........................................       26,454        2,724      23,730        871.1%
                                                                              --------     --------     -------
Income before taxes......................................................      143,237      109,316      33,921         31.0%
Provision for income taxes...............................................       54,910       46,194       8,716         18.9%
                                                                              --------     --------     -------
Net income...............................................................     $ 88,327     $ 63,122     $25,205         39.9%
                                                                              ========     ========     =======

 Revenues

     Total revenues increased $9.7 million or 3.4% in fiscal 1999 from fiscal 1998. Approximately $2.5 million of this increase in revenues was a result of increased lease finance income due to continued growth in the portfolio of direct financing and funded leases, adjusted for the effects of the asset securitizations. The lease portfolio, net of lease receivables that were sold in asset securitization transactions, increased 6.7% from September 30, 1998 to September 30, 1999.

     Office equipment placed on rental by the IKON marketplaces to customers with cancelable terms may be purchased by the Company. During fiscal 1999 and 1998, IOS Capital purchased operating lease equipment of $23.8 million and $64.0 million, respectively. Operating leases contributed $39.5 million in rental income to total revenues during fiscal 1999 compared to $38.7 million in fiscal 1998.

     The Company earns interest income on the deferred tax liabilities of the IKON marketplaces associated with leases funded through the Company at a rate consistent with the Company's weighted average outside borrowing rate of interest. The Company's average rate was 6.6% for fiscal 1999 and 6.5% for fiscal 1998. The deferred tax base upon which these payments are calculated decreased 4.1% to $260 million at September 30, 1999 from $271 million at September 30, 1998. Due to an increase in the average rate and an increase in the average deferred tax liability balance, interest income on deferred taxes rose $1.0 million or 6.5% when comparing fiscal 1999 to fiscal 1998.

     Other income consists primarily of late payment charges and various billing fees. The structure of these fees has remained basically unchanged from fiscal 1998. The growth in other income from fees is primarily due to the increased size of the lease portfolio upon which these fees are based. Overall, fee income from these sources grew by $5.4 million or 46.5%, when comparing fiscal 1999 to fiscal 1998. Effective October 1, 1999 the Company has discontinued its policy of charging billing fees to the IKON marketplaces.

 Expenses

     Average borrowings to finance the lease portfolio in the form of loans from banks and the issuance of medium term notes and lease-backed notes in the public market increased by 6.4%, with $1,865.8 million outstanding at September 30, 1999. The Company paid a weighted average interest rate on all borrowings for fiscal 1999 of 6.6% compared to 6.5% for fiscal 1998. Primarily as a result of the increased average borrowings, interest expense grew by $5.2 million or 4.8%, when comparing fiscal 1999 to fiscal 1998. At September 30, 1999, the Company's debt to equity ratio including amounts due to IKON was 5.0 to 1.

     The Company has a medium term note program which allows for the issuance of medium term notes in the public markets with varying maturities of nine months or more from their dates of issuance, through four nationally recognized investment firms. At September 30, 1999, approximately $1.2 billion of medium term notes were outstanding under these programs with a weighted average interest rate of 6.5%, while approximately $1.1 billion remains available under this program.

     At September 30, 1999, the Company had no outstanding notes payable to banks, compared to $100 million at September 30, 1998 with a weighted average interest rate of 6.0%.

     The Company has filed a $1.825 billion shelf registration statement for lease backed notes. The Company, through its affiliate IKON Receivables LLC, issued lease-backed notes under this shelf of approximately $752 million on May 19, 1999 at an average interest rate of 5.7%. On October 7, 1999, an additional $700 million of lease-backed notes were issued leaving approximately $373 million currently available under the noted shelf registration statement. (See "Business - Funding")

     Total general and administrative expenses decreased by $5.7 million or 7.8%, when comparing fiscal 1999 to fiscal 1998. The general and administrative expense category for fiscal 1999 includes depreciation expense on leased equipment totaling $33.6 million compared to $32.7 million in fiscal 1998. In addition, lease bonus subsidy payments included in the general and administrative expense categories were approximately $4.4 million less in fiscal 1999 than in fiscal 1998. Excluding the effects of increased depreciation expense on operating leases and lease bonus subsidy payments, remaining general and administrative expenses decreased approximately $2.2 million or 9.2%, when comparing fiscal 1999 to fiscal 1998.

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

     The Company had additional asset securitization agreements for $275 million of eligible direct financing receivables. These agreements were also structured as revolving securitizations, whereby additional leases can be sold as collections reduce the previously sold interests. During fiscal 1999, collections reduced previously sold interests on these two agreements and the $250 million transaction, described above, by $152.1 million. The Company sold an additional $152.1 million in net eligible direct financing leases and recognized pretax gains of $12.2 million for fiscal year 1999.

 Income Before Taxes

     Income before taxes increased by $33.9 million or 31.0%, when comparing pretax earnings for fiscal 1999 to fiscal 1998. This increase in income before taxes was essentially the effect of higher earnings on a larger portfolio base, gains from asset securitization transactions and decreased general and administrative expenses, partially offset by higher borrowing costs due to the increase in average debt to fund the lease portfolio.

 Provision for Income Taxes

     Income taxes for fiscal 1999 increased by $8.7 million or 18.9% over fiscal 1998. The increase in income taxes is directly attributable to the increase in income before taxes in fiscal 1999 as compared to fiscal 1998 and a drop in the effective tax rate. During fiscal 1999, the Company's effective income tax rate was 38.3%, as compared to 42.3% in fiscal 1998, due to the use of state net operating loss carryforwards in fiscal 1999.

Fiscal 1998 Compared with Fiscal 1997

     Comparative summarized results of operations for the fiscal years ended September 30, 1998 and 1997 are set forth in the table below. This table also shows the increase in the dollar amounts of major revenue and expense items between periods, as well as the related percentage change.

                                                                                 Fiscal Year
                                                                              Ended September 30       Increase (Decrease)
                                                                           ------------------------  -----------------------
                                                                              1998         1997        Amount      Percent
                                                                           -----------  -----------  ----------  -----------
                                                                                        (dollars in thousands)
Revenues:
  Lease finance income...................................................     $223,131     $170,505    $ 52,626        30.9%
  Rental income..........................................................       38,749       24,012      14,737        61.4%
  Interest on IKON income tax deferral...................................       15,734       12,134       3,600        29.7%
  Other income...........................................................       11,653        7,638       4,015        52.6%
                                                                              --------     --------    --------
                                                                               289,267      214,289     74, 978        35.0%

Expenses:
  Interest...............................................................      109,737       83,536      26,201        31.4%
  General and administrative.............................................       72,938       61,790      11,148        18.0%
                                                                              --------     --------    --------
                                                                               182,675      145,326      37,349        25.7%
Gain on sale of lease receivables........................................        2,724        2,602         122         4.7%
                                                                              --------     --------    --------
Income before taxes......................................................      109,316       71,565      37,751        52.8%
Provision for income taxes...............................................       46,194       28,984      17,210        59.4%
                                                                              --------     --------    --------
Net income...............................................................     $ 63,122     $ 42,581    $ 20,541        48.2%
                                                                              ========     ========    ========

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

     Total general and administrative expenses increased by $11.1 million or 18.0%, when comparing fiscal 1998 to fiscal 1997. The general and administrative expense category for fiscal 1998 includes depreciation expense on leased equipment totaling $32.7 million compared to $19.8 million in fiscal 1997. In addition, lease bonus subsidy payments included in the general and administrative expense categories were approximately $6.6 million more in fiscal 1998 than in fiscal 1997. Excluding the effects of increased depreciation expense on operating leases and lease bonus subsidy payments, remaining general and administrative expenses decreased approximately $8.3 million or 25.9%, when comparing fiscal 1998 to fiscal 1997. This decrease is due to cost controls initiated within the company.

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


 Income Before Taxes

     Income before taxes increased by $37.8 million or 52.8%, when comparing pretax earnings for fiscal 1998 to fiscal 1997. This increase in income before taxes was essentially the effect of higher earnings on a larger portfolio base increased general and administrative expenses, partially offset by higher borrowing costs due to the increase in debt to fund the lease portfolio.


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

Quarterly Data

     The following table shows comparative summarized unaudited quarterly results for fiscal 1999 and 1998.

                                                First Quarter   Second Quarter    Third Quarter   Fourth Quarter      Total
                                                -------------  ----------------  ---------------  ---------------  ------------
                                                                                (in thousands)
1999
Lease finance income..........................        $60,527           $51,323          $54,513          $59,284      $225,647
Interest expense..............................         29,202            26,607           28,339           30,813       114,961
Income before income taxes....................         48,484            30,818           32,751           31,184       143,237
Net income....................................         28,121            17,874           21,444           20,888        88,327

                                                First Quarter   Second Quarter    Third Quarter   Fourth Quarter      Total
                                                -------------  ----------------  ---------------  ---------------  ------------
                                                                                (in thousands)
1998
Lease finance income..........................        $51,479           $54,787          $56,904          $59,961      $223,131
Interest expense..............................         25,865            27,208           27,382           29,282       109,737
Income before income taxes....................         23,354            26,296           29,691           29,975       109,316
Net income....................................         13,779            15,514           17,220           16,609        63,122

     Any additional information required by this item has been omitted pursuant to General Instruction I(2)(a) of Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company are as follows:

     Russell Slack, age 41, has been President of IOS Capital since 1999. He joined the company in 1996 as Vice President of Portfolio Quality. His experience includes over 15 years in equipment leasing.

     Harry G. Kozee, age 44, has been Vice President--Finance of the Company since 1993. He joined the Company in 1991 and was promoted to Controller in 1992.

     William S. Urkiel, age 54, sole director, has been Chief Financial Officer and Senior Vice-President of IKON since 1999. Prior to joining IKON, he was Corporate Vice President and Chief Financial Officer, AMP, Inc. (1997-1998); Corporate Controller, AMP Inc. (1995-1996); Senior Managing Director and Chief Financial Officer, IBM Japan (1994). He was named a Director of the Company on May 10, 1999.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Financial Statements

                                                                                                            Page
                                                                                                           ------
     Report of Ernst & Young LLP, Independent Auditors..................................................     F-1
     Balance Sheets at September 30, 1999 and 1998......................................................     F-2
     Statements of Income for Fiscal Years Ended September 30, 1999, 1998 and 1997......................     F-3
     Statements of Changes in Shareholder's Equity for Fiscal Years Ended September 30,
       1999, 1998 and 1997..............................................................................     F-4
     Statements of Cash Flows for Fiscal Years Ended September 30, 1999, 1998 and
       1997.............................................................................................     F-5
     Notes to Financial Statements......................................................................     F-6

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

12          Ratio of Earnings to Fixed Charges

21         Subsidiaries of the Registrant

23         Auditors' Consent

24         Powers of Attorney; certified resolution re: Powers of Attorney

27         Financial Data Schedule

     (c)  Reports on Form 8-K.

     On July 28, 1999, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, information contained in a press release of its parent, IKON, dated July 28, 1999 concerning IKON's earnings for the fiscal quarter and nine-month period ended June 30, 1999.

Forward Looking Information

     This Report includes or incorporates by reference information which may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes the expectations contained in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove correct. Such forward-looking information is based on management's current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the Company's and/or IKON's future financial condition and results. These uncertainties and risks which apply to both the Company and IKON, include, but are not limited to; risks and uncertainties relating to conducting operations in a competitive environment; delays, difficulties, management transitions and employment issues associated with consolidation of, and/or changes in business operations managing the integration of existing and acquired companies risks and uncertainties associated with existing or future vendor relationships; and general economic conditions. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
IKON Office Solutions, Inc.

  We have audited the accompanying consolidated balance sheets of IOS Capital, Inc. (a wholly-owned subsidiary of IKON Office Solutions, Inc.) as of September 30, 1999 and 1998, and the related consolidated statements of income, changes in shareholder's equity, and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IOS Capital, Inc. at September 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.


                                        /s/   Ernst & Young LLP
                                      ----------------------------------
                                                Ernst & Young LLP

Philadelphia, Pennsylvania
October 25, 1999, execpt for the fourth paragraph of note 4, as to which the date is December 9, 1999

                               IOS CAPITAL, INC.

                                BALANCE SHEETS
               (in thousands except share and per share amounts)

                                                                                                     September 30
                                                                                           --------------------------------
                                                                                                1999             1998
                                                                                           ---------------  ---------------
                                           Assets
Investments in leases (notes 3 and 4):
  Direct financing leases................................................................      $2,310,663       $2,002,012
  Less: Unearned income..................................................................        (374,279)        (343,211)
                                                                                               ----------       ----------
                                                                                                1,936,384        1,658,801
  Funded leases, net.....................................................................         465,188          592,827
                                                                                               ----------       ----------
                                                                                                2,401,572        2,251,628
Cash.....................................................................................           1,335            2,621
Restricted Cash..........................................................................          29,625
Accounts receivable......................................................................          76,805           63,066
Due from IKON Office Solutions, Inc. (note 3)............................................                           52,060
Prepaid expenses and other assets........................................................          10,018           14,224
Leased equipment--operating rentals at cost, less accumulated depreciation of:
 1999--$51,055; 1998--$43,411............................................................          59,681           76,551
Property and equipment at cost, less accumulated depreciation of:
 1999--$7,384; 1998--$5,596  (note 2)....................................................          10,395           11,491
                                                                                               ----------       ----------
     Total assets........................................................................      $2,589,431       $2,471,641
                                                                                               ==========       ==========

                          Liabilities and Shareholder's equity
Liabilities:
  Accounts payable and accrued expenses..................................................      $   65,204       $   59,206
  Accrued interest.......................................................................          23,481           33,467
  Due to IKON Office Solutions...........................................................         112,649
  Notes payable to banks (note 5)........................................................                          100,000
  Medium term notes (note 5).............................................................       1,242,850        1,849,750
  Lease-backed notes (note 5)............................................................         622,948
  Deferred income taxes (note 7).........................................................         129,869           95,115
                                                                                               ----------       ----------
     Total liabilities...................................................................       2,197,001        2,137,538
Shareholder's equity:
  Common stock--$.01 par value, 1,000 shares authorized, issued, and outstanding
  Contributed capital....................................................................         149,415          149,415
  Retained earnings......................................................................         243,015          184,688
                                                                                               ----------       ----------
     Total shareholder's equity..........................................................         392,430          334,103
                                                                                               ----------       ----------
     Total liabilities and shareholder's equity..........................................      $2,589,431       $2,471,641
                                                                                               ==========       ==========


                            See accompanying notes.

                               IOS CAPITAL, INC.

                             STATEMENTS OF INCOME
                                (in thousands)

                                                                                             Fiscal Year Ended
                                                                                               September 30
                                                                                -------------------------------------------
                                                                                    1999           1998           1997
                                                                                -------------  -------------  -------------
Revenues:
  Lease finance income (note 2)...............................................       $225,647       $223,131       $170,505
  Rental income...............................................................         39,483         38,749         24,012
  Interest on IKON income tax deferrals (note 3)..............................         16,764         15,734         12,134
  Other income................................................................         17,076         11,653          7,638
                                                                                     --------       --------       --------
                                                                                      298,970        289,267        214,289

Expenses:
  Interest (note 3)...........................................................        114,961        109,737         83,536
  General and administrative..................................................         67,226         72,938         61,790
                                                                                     --------       --------       --------
                                                                                      182,187        182,675        145,326

Gain on sale of lease receivables (note 4)....................................         26,454          2,724          2,602
                                                                                     --------       --------       --------

Income before income taxes....................................................        143,237        109,316         71,565

Provision for income taxes (note 7)...........................................         54,910         46,194         28,984
                                                                                     --------       --------       --------

     Net income...............................................................       $ 88,327       $ 63,122       $ 42,581
                                                                                     ========       ========       ========

                            See accompanying notes.

                               IOS CAPITAL, INC.

                 STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                (in thousands)

                                                                       Common         Contributed     Retained
                                                                        Stock           Capital       Earnings         Total
                                                                  -----------------  -------------  -------------  -------------
Balance at October 1, 1996...................................                     *        112,415        78,985        191,400
Net income...................................................                                             42,581         42,581
Capital contributions from IKON..............................                               32,000                       32,000
                                                                                          --------      --------       --------
Balance at September 30, 1997................................                     *        144,415       121,566        265,981
Net Income...................................................                                             63,122         63,122
Capital contributions from IKON..............................                                5,000                        5,000
                                                                                          --------      --------       --------
Balance at September 30, 1998................................                     *        149,415       184,688        334,103
Net Income...................................................                                             88,327         88,327
Dividend to IKON.............................................                                            (30,000)       (30,000)
                                                                                          --------      --------       --------
Balance at September 30, 1999................................     $               *       $149,415      $243,015       $392,430
                                                                  =================       ========      ========       ========

______________

*    Amount is less than one thousand dollars.


                            See accompanying notes.

                               IOS CAPITAL, INC.

                           STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                                                  Fiscal Year Ended
                                                                                                    September 30
                                                                                 --------------------------------------------------
                                                                                       1999              1998             1997
                                                                                 ---------------   ---------------   --------------
Operating activities
Net income.....................................................................  $        88,327   $        63,122   $       42,581
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization................................................           35,390            34,579           17,209
  Provision for deferred taxes.................................................           34,754            30,938           20,209
  Gain on sale of lease receivables............................................          (26,454)           (2,724)          (2,602)
  Changes in operating assets and liabilities:
     Accounts receivable.......................................................          (13,739)           (7,477)          (7,255)
     Prepaid expenses and other assets.........................................           23,299             1,936            4,748
     Accounts payable and accrued expenses.....................................            4,275             8,188            6,697
     Accrued interest..........................................................           (9,986)            5,682            6,915
                                                                                 ---------------   ---------------   --------------
Net cash provided by operating activities......................................          135,866           134,244           88,502
                                                                                 ---------------   ---------------   --------------
Investing activities
  Purchases of equipment for rental, net.......................................          (16,732)          (58,308)         (35,577)
  Purchases of property and equipment, net.....................................             (691)           (1,038)          (6,676)
 Investment in leases:
  Additions....................................................................       (1,535,165)       (1,676,712)      (1,618,984)
  Cancellations................................................................          349,732           362,725          275,751
  Collections..................................................................          894,785           795,663          473,157
  Proceeds from sale...........................................................          402,098           106,144          281,270
  Repurchase of leases sold....................................................         (250,000)
                                                                                 ---------------   ---------------   --------------
Net cash used by investing activities..........................................         (155,973)         (471,526)        (631,059)
                                                                                 ---------------   ---------------   --------------
Financing activities
  Proceeds from bank borrowings................................................                            300,000
  Payments on bank borrowings..................................................         (100,000)         (225,000)         (33,000)
  Proceeds from issuance of medium term notes..................................                            523,500          853,350
  Payments on medium term notes................................................         (606,900)         (216,000)        (281,000)
  Proceeds from issuance of lease-backed notes.................................          749,331
  Payments on lease-backed notes...............................................         (128,694)
  Deposit to restricted cash...................................................          (29,625)
  Capital contributed by IKON..................................................                              5,000           32,000
  Dividend to IKON.............................................................          (30,000)
                                                                                 ---------------   ---------------   --------------
Net cash (used in) provided by financing activities............................         (145,888)          387,500          571,350
                                                                                 ---------------   ---------------   --------------
(Decrease) increase in cash and amounts due to IKON............................         (166,955)           50,218           28,793
Cash and Due from (to) IKON at beginning of period.............................           54,681             4,463          (24,330)
                                                                                 ---------------   ---------------   --------------
Cash and Due (to) from IKON at end of period...................................  $      (111,314)  $        54,681   $        4,463
                                                                                 ===============   ===============   ==============


                            See accompanying notes.

                               IOS CAPITAL, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.   Business

     IOS Capital, Inc. (the "Company"), a wholly-owned subsidiary of IKON Office Solutions, Inc. ("IKON"), is engaged in the business of arranging lease financing exclusively for office equipment marketed by IKON's marketplaces ("IKON marketplaces"), which sell and service copier equipment, facsimile machines and other equipment. The equipment financed by the Company consists of copiers, facsimile machines, and related accessories and peripheral equipment, the majority of which are produced by major office equipment manufacturers including Canon, Ricoh and Oce. Currently 62% of the equipment financed by the Company represents copiers, 17% fax machines, and 21% other equipment. The Company changed its name from IKON Capital, Inc. to IOS Capital, Inc. on January 22, 1998.

2.   Significant Accounting Policies

  Principles of Consolidation

     The consolidated financial statements of IOS Capital, Inc. include the accounts of the Company and its wholly-owned subsidiaries, after elimination of all intercompany transactions, accounts and profits.

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

  Restricted Cash

     Restricted cash on the balance sheet represents cash which has been collected on the lease receivables in the Asset Pool, which must be used to repay the Notes.

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

     Pending Accounting Change

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. It

                               IOS CAPITAL, INC.

will require us to recognize all derivatives as either assets or liabilities and measure the instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We intend to adopt the standard on October 1, 2000. We do not believe the effect of adoption will be material.

  Interest Rate Swap Agreements

     The Company uses interest rate swap agreements for purposes other than trading and they are treated as off-balance sheet items. Interest rate swap agreements are used by the Company to modify variable rate obligations to fixed rate obligations, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreements are designated as hedges, and effectiveness is determined by matching the principal balance and terms with that specific obligation. Such an agreement involves the exchange of amounts based on fixed interest rates for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which payments are based. The differential to be paid or received as interest rates change is accounted for on the accrual method of accounting. Gains and losses on terminations of interest rate swap agreements are deferred and amortized over the remaining term of the original contract life of the terminated swap agreement. In the event of early extinguishment of the obligation, any realized or unrealized gain or loss from the swap would be recognized in income at the time of extinguishment. Fair values for the Company's interest rate swaps (off-balance sheet instruments) are estimated to be ($725,000) and ($3,782,000) in fiscal 1999 and 1998, respectively, based on termination of the agreements.

3.   Agreements between IOS Capital and IKON

  Cash Management Program

     The Company participates in IKON's domestic cash management program. Under this program, the Company has an account with IKON wherein cash temporarily in excess of current operating requirements earns interest at rates established by IKON. Similarly, amounts are periodically borrowed from IKON, with interest charged at market rates on borrowed funds. The Company was in a net average deposit position with IKON during 1999, 1998 and 1997 and earned interest income of $5,956,000, $5,290,000 and $5,404,000 respectively (included in interest expense). The Company considers its account with IKON to represent a cash balance. Accordingly, the accompanying Statements of Cash Flows includes the changes in Cash and "Due from (to) IKON".

  Management Fee

     Included in general and administrative expenses are corporate overhead expenses charged by IKON of $552,000 in fiscal years 1999, 1998 and 1997. These corporate charges represent management's estimate of costs incurred by IKON on behalf of IOS Capital.

  Interest on IKON Income Tax Deferrals

     The Company charges IKON interest on IKON's income tax deferrals associated with the Company's leasing transactions. Such charges were calculated at 6.6% in 1999 and 1997 and 6.5% in 1998.

  Lease Defaults

     Prior to October 1, 1999, the Company and IKON followed an operating arrangement that required, in the event of default, the IKON marketplace to repurchase the equipment at the net investment value of the lease on the default date. Default is defined as any receivable becoming 120 days past due or otherwise being reasonably declared uncollectible by the Company. At September 30, 1999, 1998 and 1997, all of the Company's accounts receivable and direct financing leases, including residual values, were subject to such repurchase terms. In view of the foregoing agreement, the Company made no provision in the accompanying financial statements for uncollectible receivables. Effective October 1, 1999, the

                               IOS CAPITAL, INC.

Company began a shared recourse arrangement with the IKON marketplaces. This arrangement provides for net losses resulting from lease defaults to be shared equally. Lease default reserves will be transferred from the IKON marketplaces to the Company effective October 1, 1999 and will be maintained at the Company. Provisions for lease defaults will be shared between the Company and the IKON marketplaces.

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

     At September 30, 1999, aggregate future minimum payments to be received, including guaranteed residual values, for each of the succeeding fiscal years under direct financing and funded leases are as follows (in thousands):

                                                                               Direct
                                                                             Financing          Funded
                                                                               Leases           Leases
                                                                          ---------------   -------------
          2000                                                                 $  832,481        $194,491
          2001                                                                    682,810         159,524
          2002                                                                    469,005         109,573
          2003                                                                    245,867          57,441
          2004                                                                     80,500          18,807
                                                                          ---------------   -------------
                                                                                2,310,663         539,836
          Less unearned interest......................................           (374,279)        (74,648)
                                                                          ---------------   -------------
                                                                               $1,936,384        $465,188
                                                                          ===============   =============

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

     On December 9, 1999, the Company transferred an additional $311,381,604 in financing lease receivables for $247,600,000 in cash in connection with this revolving asset securitization.

     The Company had entered into asset securitization agreements for $275,000,000 of eligible direct financing lease receivables. These agreements were also structured as revolving securitizations, whereby additional leases can be sold as collections reduce the previously sold interests. During fiscal 1999, collections reduced previously sold interests on these two agreements and the $250,000,000 transaction, described above, by $152,098,000. The Company sold an additional $152,098,000 in net eligible direct financing leases and recognized pretax gains of $12.2 million for fiscal year 1999. On October 7, 1999, these leases were repurchased with a portion of proceeds received from the issuance of $700,000,000 of leased-backed notes.

                               IOS CAPITAL, INC.

     The changes in the servicing liabilities relating to the asset securitization agreements for the fiscal years ended September 30, 1999 and 1998 are as follows (in thousands):


                                                         1999         1998
                                                         ----         ----
          Beginning of period..........................$ 8,243       $ 8,248
          Additions...................................   2,459         3,454
          Less: Amortization.......................... .(3,789)       (3,459)
                                                       -------       -------
          Balance at September 30..................... $ 6,913       $ 8,243
                                                       =======       =======


5.   Notes Payable to Banks, Medium Term Notes and Leased-Backed Notes

     There are no outstanding notes payable to banks at September 30, 1999.

     On May 19, 1999, IKON Receivables, LLC (an affiliate of the Company) publicly issued approximately $752 million of lease backed notes (the "Notes") under a $1.825 billion shelf registration statement. Class A-1 Notes totaling $304,474,000 have a stated interest rate of 5.11%, Class A-2 Notes totaling $61,579,000 have a stated interest rate of 5.60%, Class A-3 Notes totaling $304,127,000 have a stated interest rate of 5.99% and Class A-4 Notes totaling $81,462,000 have a stated interest rate of 6.23%. The transaction was structured using two special purpose limited liability companies: IKON Receivables- 1, LLC, of which the Company is the sole member, and IKON Receivables, LLC, of which IKON Receivables- 1, LLC is the sole member. The Company contributed (other than equipment) to IKON Receivables-1, LLC a pool of office equipment leases or contracts and related assets (the "Asset Pool"), and IKON Receivables-1, LLC transferred them to IKON Receivables, LLC, which is the issuer of the Notes. The Notes are secured by the Asset Pool and the payments on the Notes are made from payments on the leases. The Company received approximately $749 million in net proceeds from the sale of the Notes and used $250 million of that amount to repurchase previously sold assets in connection with the asset securitization transaction completed in December 1998. The repurchased assets were contributed as part of the Asset Pool. Restricted cash on the balance sheet represents cash that has been collected on the lease receivables in the Asset Pool, which must be used to repay the Notes.

     On May 21, 1997, the Company increased the amount available to be offered under its medium term notes program to $3,500,000,000 or the equivalent thereof in foreign currency. The program allows the Company to offer to the public from time to time medium term notes having an aggregate initial offering price not exceeding the total program amount. These notes are offered at varying maturities of nine months or more from their dates of issue and may be subject to redemption at the option of the Company, in whole or in part, prior to the maturity date in conjunction with meeting specified provisions. Interest rates are determined based on market conditions at the time of issuance. As of September 30, 1999, $1,242,850,000 of medium term notes are outstanding with a weighted average interest rate of 6.5% and $1,123,250,000 remains available under the program.

     The Company must comply with certain restrictive covenants under the terms of its loan agreements. The Company agrees to maintain earnings before fixed charges of not less than 1.25 times fixed charges and a tangible net worth of not less than $1.

     Interest paid amounted to $124,947,000, $104,055,000 and $76,621,000 for the fiscal years ended September 30, 1999, 1998 and 1997, respectively.

     At September 30, 1999 and 1998, the fair value of the Company's notes payable to banks, medium term notes and lease-backed notes is estimated to be $1,805,722,000 and $1,937,762,000, respectively, using a discounted cash flow analysis.

                               IOS CAPITAL, INC.

     Future maturities of all medium term notes and lease-backed notes outstanding at September 30, 1999 are as follows (in thousands):

          Fiscal 2000...................................... $  945,163
          2001.............................................    672,018
          2002.............................................    203,813
          2003.............................................     44,804
                                                            ----------
                                                            $1,865,798
                                                            ==========

     On October 7, 1999, IKON Receivables, LLC (an affiliate of the Company) publicly issued approximately $700 million of lease backed notes (the"1999-2 Notes") under a $1.825 billion shelf registration statement. Class A-1 Notes totaling $235,326,000 have a stated interest rate of 6.14125%, Class A-2 Notes totaling $51,100,000 have a stated interest rate of 6.31%, Class A-3a Notes totaling $100,000,000 have a stated interest rate of 6.59%, Class A-3b Notes totaling $240,891,000 have a variable interest rate and Class A-4 Notes totaling $72,278,000 have a stated interest rate of 6.88%. The Class A-3b Notes pay interest at a rate of LIBOR plus 0.36% (which we have fixed at 6.58% through an interest rate swap). The transaction was structured using two special purpose limited liability companies: IKON Receivables- 1, LLC, of which the Company is the sole member, and IKON Receivables, LLC, of which IKON Receivables- 1, LLC is the sole member. The Company contributed to IKON Receivables-1, LLC a pool of office equipment leases or contracts and related assets (the "1999-2 Asset Pool"), and IKON Receivables- 1, LLC transferred them (other than equipment) to IKON Receivables, LLC, which is the issuer of the Notes. The Notes are secured by the 1999-2 Asset Pool and the payments on the Notes are made from payments on the leases. The Company received approximately $697 million in net proceeds from the sale of the 1999-2 Notes and used $275 million of that amount to repurchase previously sold leases. The repurchased leases were contributed as part of the 1999-2 Asset Pool. Future maturities, based on contractual maturity of leases, of the 1999-2 Notes are $252,700,000, $193,944,770, $143,174,200, $88,815,390,
and $20,960,620 in fiscal 2000, 2001, 2002, 2003 and 2004, respectively.

6.   Lease Commitments

     Total rent expense under all operating leases aggregated $1,842,000 in 1999, $2,018,000 in 1998 and $1,857,000 in 1997. At September 30, 1999, future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year were: 2000--$567,000; 2001--$567,000; 2002--
$240,000.

7.   Income Taxes

     Taxable income of the Company is included in the consolidated federal income tax return of IKON and all estimated tax payments and refunds, if any, are made through IKON. The provision for income taxes was determined as if the Company was a separate taxpayer.

     Provision for income taxes:

                                                     Fiscal Year Ended September 30
                              ---------------------------------------------------------------------------
                                      1999                       1998                       1997
                              ------------------------  ------------------------  -----------------------
                                                           (in thousands)
                              Current      Deferred       Current      Deferred      Current      Deferred
                              -------       -------       -------       -------      -------      --------
  Federal...................  $19,389       $30,324       $15,221       $22,542       $8,230       $16,418
  State.....................      767         4,430            35         8,396          545         3,791
                              -------       -------       -------       -------       ------       -------
  Income Taxes..............  $20,156       $34,754       $15,256       $30,938       $8,775       $20,209
                              =======       =======       =======       =======       ======       =======

     The components of deferred income tax assets and liabilities were as follows:

                                                                                                      September 30
                                                                                            --------------------------------
                                                                                                  1999             1998
                                                                                            -----------------  -------------
                                                                                                       (in thousands)
  Deferred tax assets:
     Accrued liabilities..................................................................         $       0      $     498
     Net operating loss and alternative minimum tax credit
       carryforwards......................................................................            94,357         94,115
                                                                                                   ---------      ---------
        Total deferred tax assets.........................................................            94,357         94,613
     Valuation allowance..................................................................             3,661          5,063
                                                                                                   ---------      ---------
        Net deferred tax assets...........................................................            90,696         89,550


  Deferred tax liabilities:
     Other, net...........................................................................              (163)             0
     Depreciation.........................................................................            (2,394)        (2,154)
     Lease income recognition.............................................................          (218,008)      (182,511)
                                                                                                   ---------      ---------
        Total deferred tax liabilities....................................................          (220,565)      (184,665)
                                                                                                   ---------      ---------

        Net deferred tax liabilities......................................................         $(129,869)     $ (95,115)
                                                                                                   =========      =========

                               IOS CAPITAL, INC.

                   NOTES TO FINANCIAL STATEMENTS--(Continued)

     Net operating loss carryforwards consist primarily of federal carryforwards of approximately $39,720,000 which will expire in 2018. Credit carryforwards consist principally of federal and state alternative minimum tax credits of approximately $76,793,000 (with no expiration date).

     The components of the effective income tax rate were as follows:

                                                                                                   Fiscal Year Ended
                                                                                                      September 30
                                                                                           ----------------------------------
                                                                                              1999        1998        1997
                                                                                           -----------  ---------  ----------
     Taxes at federal statutory rate.....................................................        35.0%      35.0%       35.0%
     State taxes, net of federal benefit.................................................         3.6        7.7         5.8
     Other...............................................................................        (0.3)      (0.4)       (0.3)
                                                                                                 ----       ----        ----
     Effective income tax rate...........................................................        38.3%      42.3%       40.5%
                                                                                                 ====       ====        ====

     The Company made net income tax payments, including amounts paid to IKON, of $16,976,000, $5,446,000 and $1,427,000 in fiscal years 1999, 1998 and 1997, respectively.


8.   Pension and Stock Purchase Plan

     The Company participates in IKON's defined benefit pension plan covering the majority of its employees. The Company's policy is to fund pension costs as accrued. Pension expense recorded in 1999, 1998 and 1997 was $197,000, $131,000 and $121,000, respectively.

     The majority of the Company's employees were eligible to participate in IKON's Retirement Savings Plan (RSP). The RSP allows employees to invest 1% to 16% of regular compensation before taxes in six different investment funds. The Company contributes an amount equal to two-thirds of the employees' investments, up to 6% of regular compensation, for a maximum company match of 4%. All Company contributions are invested in IKON's common shares. Employees vest in a percentage of the Company's contribution after two years of service, with full vesting at the completion of five years of service. IKON also charges the Company for costs related to a similar plan for eligible management employees. The Company's cost of the plans amounted to $186,000, $377,000 and $362,000 in 1999, 1998 and 1997, respectively.

                                  SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Form 10-K for the fiscal year ended September 30, 1999 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IOS Capital, Inc.


Date: December 28, 1999
                                        By   /s/ Harry G. Kozee
                                           -----------------------
                                              (Harry G. Kozee)
                                           Vice President--Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below on December 28, 1999 by the following persons on behalf of the registrant and in the capacities indicated.

               Signatures                         Title
               ----------                         -----

          /s/ RUSSELL SLACK             President (Principal Executive Officer)
          -----------------
           (Russell Slack)

          /s/ HARRY G. KOZEE            Vice President--Finance (Principal
          ------------------
           (Harry G. Kozee)             Financial Officer and Principal
                                        Accounting Officer)

          /s/ WILLIAM S. URKIEL         Director
          ---------------------
            William S. Urkiel

                               IOS CAPITAL, INC.

                               INDEX TO EXHIBITS



Exhibit
No.                                                 Title
---                                                 -----

12    Ratio of Earnings to Fixed Charges

21    Subsidiaries of Registrant

23    Auditors' Consent

27    Financial Data Schedule