Form 10-K/A
period 1999-09-30
IOS CAPITAL INC
filed 2000-01-18
CIK 922255

 As filed with the Securities and Exchange Commission on January 18, 2000
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
  [X]Annual report pursuant to section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the fiscal year ended September 30, 1999 or

  [_]Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from to

                               FORM 10-K/A

                        Commission file number 0-20405

                               IOS CAPITAL, INC.
            (Exact name of registrant as specified in its charter)

              DELAWARE                            23-2493042
   (State or other jurisdiction of   (I.R.S. Employer Identification No.)
   incorporation or organization)


                                                     31210
   1738 Bass Road, Macon, Georgia                 (Zip Code)
   (Address of principal executive
              offices)

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

  IKON is a public company headquartered in Malvern, Pennsylvania and is the largest independent distribution network of office equipment in North America. IKON has nearly 1,000 locations in the United States, Canada, the United Kingdom, Germany, France, Denmark, Ireland and Mexico. IKON provides products and services to meet business communication needs, including copiers and printers, color solutions, distributed printing, outsourcing services, imaging and legal oursourcing solutions, as well as network design and consulting, application development and technology training. IKON's fiscal 1999 revenues were $5.5 billion.

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

  During fiscal 1999 and 1998, accounts classified as current (less than 30 days past due) ranged from 89% to 92% of the total portfolio balance on a monthly basis. The aging of the Company's lease portfolio receivables at September 30, 1999 (excluding $275 million of net lease receivables sold under an asset securitization agreement being serviced by the Company) was as follows:

                                                        (dollars in millions)
                                                        ------------------------
     Current........................................... $    2,554.0       89.6%
     Over 30 days......................................        168.2        5.9%
     Over 60 days......................................         79.8        2.8%
     Over 90 days......................................         48.5        1.7%
                                                        ------------  ---------
                                                        $    2,850.5      100.0%
                                                                      =========
     Less:
      Unearned interest................................       (448.9)
                                                        ------------
                                                        $    2,401.6
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

Item 2. Properties

  The Company's operations are located in Macon, Georgia and occupy approximately 70,000 square feet. In addition, IKON utilizes approximately 27,000 square feet in adjacent facilities owned by the Company for a corporate- wide data center and financial processing center. The Company uses its facility for normal operating activities such as lease processing, customer service, billing and collections. Certain specialized services (such as legal, accounting, treasury, tax and audit services) are also performed for the Company at IKON's corporate headquarters located in Malvern, Pennsylvania. The Company's facilities are deemed adequate by management to conduct the Company's business.

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

                               ----------------

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

                                         Fiscal Year
                                     Ended September 30  Increase (Decrease)
                                     ------------------- ----------------------
                                       1999      1998     Amount      Percent
                                     --------- --------- ----------  ----------
                                             (dollars in thousands)
Revenues:
  Lease finance income.............. $ 225,647 $ 223,131 $    2,516        1.1%
  Rental income.....................    39,483    38,749        734        1.9%
  Interest on IKON income tax
   deferral.........................    16,764    15,734      1,030        6.5%
  Other income......................    17,076    11,653      5,423       46.5%
                                     --------- --------- ----------
                                       298,970   289,267      9,703        3.4%
Expenses:
  Interest..........................   114,961   109,737      5,224        4.8%
  General and administrative........    67,226    72,938     (5,712)     (7.8)%
                                     --------- --------- ----------
                                       182,187   182,675       (488)      (.3)%
Gain on sale of lease receivables...    26,454     2,724     23,730      871.1%
                                     --------- --------- ----------
Income before taxes.................   143,237   109,316     33,921       31.0%
Provision for income taxes..........    54,910    46,194      8,716       18.9%
                                     --------- --------- ----------
Net income.......................... $  88,327 $  63,122 $   25,205       39.9%
                                     ========= ========= ==========

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

  The Company has filed a $1.825 billion shelf registration statement for lease backed notes. The Company, through its affiliate IKON Receivables LLC, issued lease-backed notes under this shelf of approximately $752 million on May 19, 1999 at an average interest rate of 5.7%. On October 7, 1999, an additional $700 million of lease-backed notes were issued leaving approximately $373 million currently available under the noted shelf registration statement. (See "Business--Funding")

  Total general and administrative expenses decreased by $5.7 million or 7.8%, when comparing fiscal 1999 to fiscal 1998. The general and administrative expense category for fiscal 1999 includes depreciation expense on leased equipment totaling $33.6 million compared to $32.7 million in fiscal 1998. In addition, lease bonus subsidy payments included in the general and administrative expense categories were approximately $4.4 million less in fiscal 1999 than in fiscal 1998. Excluding the effects of increased depreciation expense on operating leases and lease bonus subsidy payments, remaining general and administrative expenses decreased approximately $2.2 million or 9.2%, when comparing fiscal 1999 to fiscal 1998.

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

                                          Fiscal Year
                                      Ended September 30  Increase (Decrease)
                                      ------------------- ----------------------
                                        1998      1997      Amount     Percent
                                      --------- --------- ----------- ----------
                                               (dollars in thousands)
Revenues:
  Lease finance income............... $ 223,131 $ 170,505 $    52,626     30.9%
  Rental income......................    38,749    24,012      14,737     61.4%
  Interest on IKON income tax
   deferral..........................    15,734    12,134       3,600     29.7%
  Other income.......................    11,653     7,638       4,015     52.6%
                                      --------- --------- -----------
                                        289,267   214,289     74, 978     35.0%
Expenses:
  Interest...........................   109,737    83,536      26,201     31.4%
  General and administrative.........    72,938    61,790      11,148     18.0%
                                      --------- --------- -----------
                                        182,675   145,326      37,349     25.7%
Gain on sale of lease receivables....     2,724     2,602         122      4.7%
                                      --------- --------- -----------
Income before taxes..................   109,316    71,565      37,751     52.8%
Provision for income taxes...........    46,194    28,984      17,210     59.4%
                                      --------- --------- -----------
Net income........................... $  63,122 $  42,581 $    20,541     48.2%
                                      ========= ========= ===========

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

                               ----------------

Item 8. Financial Statements and Supplementary Data

  The financial statements of IOS Capital, Inc. are submitted herewith on Pages F-1 through F-11 of this report.

                                Quarterly Data

  The following table shows comparative summarized unaudited quarterly results for fiscal 1999 and 1998.

                         First Quarter Second Quarter Third Quarter Fourth Quarter  Total
                         ------------- -------------- ------------- -------------- --------
                                                   (in thousands)
1999
Lease finance income....    $60,527       $51,323        $54,513       $59,284     $225,647
Interest expense........     29,202        26,607         28,339        30,813      114,961
Income before income
 taxes..................     48,484        30,818         32,751        31,184      143,237
Net income..............     28,121        17,874         21,444        20,888       88,327
                         First Quarter Second Quarter Third Quarter Fourth Quarter  Total
                         ------------- -------------- ------------- -------------- --------
                                                   (in thousands)
1998
Lease finance income....    $51,479       $54,787        $56,904       $59,961     $223,131
Interest expense........     25,865        27,208         27,382        29,282      109,737
Income before income
 taxes..................     23,354        26,296         29,691        29,975      109,316
Net income..............     13,779        15,514         17,220        16,609       63,122

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) Financial Statements

                                                                           Page
                                                                           ----
   Report of Ernst & Young LLP, Independent Auditors...................... F-1
   Balance Sheets at September 30, 1999 and 1998.......................... F-2
   Statements of Income for Fiscal Years Ended September 30, 1999, 1998
    and 1997.............................................................. F-3
   Statements of Changes in Shareholder's Equity for Fiscal Years Ended
    September 30, 1999, 1998 and 1997..................................... F-4
   Statements of Cash Flows for Fiscal Years Ended September 30, 1999,
    1998 and 1997......................................................... F-5
   Notes to Financial Statements.......................................... F-6

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

     12*   Ratio of Earnings to Fixed Charges

     21*   Subsidiaries of the Registrant

     23*   Auditors' Consent

     24*   Powers of Attorney; certified resolution re: Powers of Attorney

     27    Financial Data Schedule

--------

*As previously filed

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

                                  SIGNATURES

  Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Form 10-K/A for the fiscal year ended September 30, 1999 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IOS CAPITAL, INC.

Date: January 18, 2000

                                                   /s/ Harry G. Kozee
                                          By: _________________________________
                                                     (Harry G. Kozee)
                                                  Vice President--Finance

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



                                                   /s/ Ernst & Young LLP
                                          _____________________________________
                                                     Ernst & Young LLP

Philadelphia, Pennsylvania
October 25, 1999, execpt for the fourth
paragraph of note 4, as to which the date is December 9, 1999

                               IOS CAPITAL, INC.

                                 BALANCE SHEETS
               (in thousands except share and per share amounts)

                                                            September 30
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
                        Assets
Investments in leases (notes 3 and 4):
  Direct financing leases.............................. $2,310,663  $2,002,012
  Less: Unearned income................................   (374,279)   (343,211)
                                                        ----------  ----------
                                                         1,936,384   1,658,801
  Funded leases, net...................................    465,188     592,827
                                                        ----------  ----------
                                                         2,401,572   2,251,628
Cash...................................................      1,335       2,621
Restricted Cash........................................     29,625
Accounts receivable....................................     76,805      63,066
Due from IKON Office Solutions, Inc. (note 3)..........                 52,060
Prepaid expenses and other assets......................     10,018      14,224
Leased equipment--operating rentals at cost, less
 accumulated depreciation of:
1999--$51,055; 1998--$43,411...........................     59,681      76,551
Property and equipment at cost, less accumulated
 depreciation of:
1999--$7,384; 1998--$5,596 (note 2)....................     10,395      11,491
                                                        ----------  ----------
   Total assets........................................ $2,589,431  $2,471,641
                                                        ==========  ==========
   Liabilities and Shareholder's equity Liabilities:
Accounts payable and accrued expenses.................. $   65,204  $   59,206
  Accrued interest.....................................     23,481      33,467
  Due to IKON Office Solutions.........................    112,649
  Notes payable to banks (note 5)......................                100,000
  Medium term notes (note 5)...........................  1,242,850   1,849,750
  Lease-backed notes (note 5)..........................    622,948
  Deferred income taxes (note 7).......................    129,869      95,115
                                                        ----------  ----------
   Total liabilities...................................  2,197,001   2,137,538
Shareholder's equity:
  Common stock--$.01 par value, 1,000 shares
   authorized, issued, and outstanding
  Contributed capital..................................    149,415     149,415
  Retained earnings....................................    243,015     184,688
                                                        ----------  ----------
   Total shareholder's equity..........................    392,430     334,103
                                                        ----------  ----------
   Total liabilities and shareholder's equity.......... $2,589,431  $2,471,641
                                                        ==========  ==========

                            See accompanying notes.

                               IOS CAPITAL, INC.

                              STATEMENTS OF INCOME
                                 (in thousands)

                                                          Fiscal Year Ended
                                                             September 30
                                                      --------------------------
                                                        1999     1998     1997
                                                      -------- -------- --------
Revenues:
Lease finance income (note 2)........................ $225,647 $223,131 $170,505
Rental income........................................   39,483   38,749   24,012
Interest on IKON income tax deferrals (note 3).......   16,764   15,734   12,134
Other income.........................................   17,076   11,653    7,638
                                                      -------- -------- --------
                                                       298,970  289,267  214,289
Expenses:
Interest (note 3)....................................  114,961  109,737   83,536
General and administrative...........................   67,226   72,938   61,790
                                                      -------- -------- --------
                                                       182,187  182,675  145,326
Gain on sale of lease receivables (note 4)...........   26,454    2,724    2,602
                                                      -------- -------- --------
Income before income taxes...........................  143,237  109,316   71,565
Provision for income taxes (note 7)..................   54,910   46,194   28,984
                                                      -------- -------- --------
Net income........................................... $ 88,327 $ 63,122 $ 42,581
                                                      ======== ======== ========


                            See accompanying notes.

                               IOS CAPITAL, INC.

                 STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                 (in thousands)

                                          Common Contributed Retained
                                          Stock    Capital   Earnings   Total
                                          ------ ----------- --------  --------
Balance at October 1, 1996...............     *    112,415     78,985   191,400
Net income...............................                      42,581    42,581
Capital contributions from IKON..........           32,000               32,000
                                                  --------   --------  --------
Balance at September 30, 1997............     *    144,415    121,566   265,981
Net Income...............................                      63,122    63,122
Capital contributions from IKON..........            5,000                5,000
                                                  --------   --------  --------
Balance at September 30, 1998............     *    149,415    184,688   334,103
Net Income...............................                      88,327    88,327
Dividend to IKON.........................                     (30,000)  (30,000)
                                                  --------   --------  --------
Balance at September 30, 1999............  $  *   $149,415   $243,015  $392,430
                                           ====   ========   ========  ========

--------
* Amount is less than one thousand dollars.


                            See accompanying notes.

                               IOS CAPITAL, INC.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                  Fiscal Year Ended
                                                    September 30
                                         -------------------------------------
                                            1999         1998         1997
                                         -----------  -----------  -----------
Operating activities
Net income.............................  $    88,327  $    63,122  $    42,581
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Depreciation and amortization........       35,390       34,579       17,209
  Provision for deferred taxes.........       34,754       30,938       20,209
  Gain on sale of lease receivables....      (26,454)      (2,724)      (2,602)
  Changes in operating assets and
   liabilities:
   Accounts receivable.................      (13,739)      (7,477)      (7,255)
   Prepaid expenses and other assets...       23,299        1,936        4,748
   Accounts payable and accrued
    expenses...........................        4,275        8,188        6,697
   Accrued interest....................       (9,986)       5,682        6,915
                                         -----------  -----------  -----------
Net cash provided by operating
 activities............................      135,866      134,244       88,502
                                         -----------  -----------  -----------
Investing activities
  Purchases of equipment for rental,
   net.................................      (16,732)     (58,308)     (35,577)
  Purchases of property and equipment,
   net.................................         (691)      (1,038)      (6,676)
Investment in leases:
  Additions............................   (1,535,165)  (1,676,712)  (1,618,984)
  Cancellations........................      349,732      362,725      275,751
  Collections..........................      894,785      795,663      473,157
  Proceeds from sale...................      402,098      106,144      281,270
  Repurchase of leases sold............     (250,000)
                                         -----------  -----------  -----------
Net cash used by investing activities..     (155,973)    (471,526)    (631,059)
                                         -----------  -----------  -----------
Financing activities
  Proceeds from bank borrowings........                   300,000
  Payments on bank borrowings..........     (100,000)    (225,000)     (33,000)
  Proceeds from issuance of medium term
   notes...............................                   523,500      853,350
  Payments on medium term notes........     (606,900)    (216,000)    (281,000)
  Proceeds from issuance of lease-
   backed notes........................      749,331
  Payments on lease-backed notes.......     (128,694)
  Deposit to restricted cash...........      (29,625)
  Capital contributed by IKON..........                     5,000       32,000
  Dividend to IKON.....................      (30,000)
                                         -----------  -----------  -----------
Net cash (used in) provided by
 financing activities..................     (145,888)     387,500      571,350
                                         -----------  -----------  -----------
(Decrease) increase in cash and amounts
 due to IKON...........................     (166,955)      50,218       28,793
Cash and Due from (to) IKON at
 beginning of period...................       54,681        4,463      (24,330)
                                         -----------  -----------  -----------
Cash and Due (to) from IKON at end of
 period................................  $  (111,314) $    54,681  $     4,463
                                         ===========  ===========  ===========

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

                               IOS CAPITAL, INC.

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

 Pending Accounting Change

  In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. It will require us to recognize all derivatives as either assets or liabilities and measure the instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We intend to adopt the standard on October 1, 2000. We do not believe the effect of adoption will be material.

 Interest Rate Swap Agreements

  The Company uses interest rate swap agreements for purposes other than trading and they are treated as off-balance sheet items. Interest rate swap agreements are used by the Company to modify variable rate obligations to fixed rate obligations, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreements are designated as hedges, and effectiveness is determined by matching the principal balance and terms with that specific obligation. Such an agreement involves the exchange of amounts based on fixed interest rates for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which payments are based. The differential to be paid or received as interest rates change is accounted for on the accrual method of accounting. Gains and losses on terminations of interest rate swap agreements are deferred and amortized over the remaining term of the original contract life of the terminated swap agreement. In the event of early extinguishment of the obligation, any realized or unrealized gain or loss from the swap would be recognized in income at the time of extinguishment. Fair values for the Company's interest rate swaps (off- balance sheet instruments) are estimated to be ($725,000) and ($3,782,000) in fiscal 1999 and 1998, respectively, based on termination of the agreements.

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

                               IOS CAPITAL, INC.

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

  At September 30, 1999, aggregate future minimum payments to be received, including guaranteed residual values, for each of the succeeding fiscal years under direct financing and funded leases are as follows (in thousands):

                                                             Direct
                                                           Financing    Funded
                                                             Leases     Leases
                                                           ----------  --------
     2000................................................. $  832,481  $194,491
     2001.................................................    682,810   159,524
     2002.................................................    469,005   109,573
     2003.................................................    245,867    57,441
     2004.................................................     80,500    18,807
                                                           ----------  --------
                                                            2,310,663   539,836
     Less unearned interest...............................   (374,279)  (74,648)
                                                           ----------  --------
                                                           $1,936,384  $465,188
                                                           ==========  ========

                               IOS CAPITAL, INC.

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

                                                                  1999    1998
                                                                 ------  ------
     Beginning of period........................................ $8,243  $8,248
     Additions..................................................  2,459   3,454
     Less: Amortization....................................... . (3,789) (3,459)
                                                                 ------  ------
     Balance at September 30.................................... $6,913  $8,243
                                                                 ======  ======

5. Notes Payable to Banks, Medium Term Notes and Leased-Backed Notes

  There are no outstanding notes payable to banks at September 30, 1999.

  On May 19, 1999, IKON Receivables, LLC (an affiliate of the Company) publicly issued approximately $752 million of lease backed notes (the "Notes") under a $1.825 billion shelf registration statement. Class A-1 Notes totaling $304,474,000 have a stated interest rate of 5.11%, Class A-2 Notes totaling $61,579,000 have a stated interest rate of 5.60%, Class A-3 Notes totaling $304,127,000 have a stated interest rate of 5.99% and Class A-4 Notes totaling $81,462,000 have a stated interest rate of 6.23%. The transaction was structured using two special purpose limited liability companies: IKON Receivables- 1, LLC, of which the Company is the sole member, and IKON Receivables, LLC, of which IKON Receivables- 1, LLC is the sole member. The Company contributed to IKON Receivables-1, LLC a pool of office equipment leases or contracts and related assets (the "Asset Pool"), and IKON Receivables-1, LLC transferred them (other than equipment) to IKON Receivables, LLC, which is the issuer of the Notes. The Notes are secured by the Asset Pool and the payments on the Notes are made from payments on the leases. The Company received approximately $749 million in net proceeds from the sale of the Notes and used $250 million of that amount to repurchase previously sold assets in connection with the asset securitization transaction completed in December 1998. The repurchased assets were contributed as part of the Asset Pool. Restricted cash on the balance sheet represents cash that has been collected on the lease receivables in the Asset Pool, which must be used to repay the Notes.

                               IOS CAPITAL, INC.

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

  Future maturities of all medium term notes and lease-backed notes outstanding at September 30, 1999 are as follows (in thousands):

     Fiscal 2000..................................................... $  945,163
     2001............................................................    672,018
     2002............................................................    203,813
     2003............................................................     44,804
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

                               IOS CAPITAL, INC.

6. Lease Commitments

  Total rent expense under all operating leases aggregated $1,842,000 in 1999, $2,018,000 in 1998 and $1,857,000 in 1997. At September 30, 1999, future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year were: 2000--$567,000; 2001--$567,000; 2002--$240,000.

7. Income Taxes

  Taxable income of the Company is included in the consolidated federal income tax return of IKON and all estimated tax payments and refunds, if any, are made through IKON. The provision for income taxes was determined as if the Company was a separate taxpayer.

  Provision for income taxes:

                                        Fiscal Year Ended September 30
                              --------------------------------------------------
                                    1999             1998             1997
                              ---------------- ---------------- ----------------
                                                (in thousands)
                              Current Deferred Current Deferred Current Deferred
                              ------- -------- ------- -------- ------- --------
Federal...................... $19,389 $30,324  $15,221 $22,542  $8,230  $16,418
State........................     767   4,430       35   8,396     545    3,791
                              ------- -------  ------- -------  ------  -------
Income Taxes................. $20,156 $34,754  $15,256 $30,938  $8,775  $20,209
                              ======= =======  ======= =======  ======  =======

  The components of deferred income tax assets and liabilities were as follows:

                                                             September 30
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
                                                            (in thousands)
Deferred tax assets:
  Accrued liabilities.................................... $       0  $     498
  Net operating loss and alternative minimum tax credit
   carryforwards.........................................    94,357     94,115
                                                          ---------  ---------
    Total deferred tax assets............................    94,357     94,613
  Valuation allowance....................................     3,661      5,063
                                                          ---------  ---------
    Net deferred tax assets..............................    90,696     89,550
Deferred tax liabilities:
  Other, net.............................................      (163)         0
  Depreciation...........................................    (2,394)    (2,154)
  Lease income recognition...............................  (218,008)  (182,511)
                                                          ---------  ---------
    Total deferred tax liabilities.......................  (220,565)  (184,665)
                                                          ---------  ---------
  Net deferred tax liabilities........................... $(129,869) $ (95,115)
                                                          =========  =========

  Net operating loss carryforwards consist primarily of federal carryforwards of approximately $39,720,000 which will expire in 2018. Credit carryforwards consist principally of federal and state alternative minimum tax credits of approximately $76,793,000 (with no expiration date).

                               IOS CAPITAL, INC.

  The components of the effective income tax rate were as follows:

                                                            Fiscal Year Ended
                                                              September 30
                                                            -------------------
                                                            1999   1998   1997
                                                            -----  -----  -----
   Taxes at federal statutory rate.........................  35.0%  35.0%  35.0%
   State taxes, net of federal benefit.....................   3.6    7.7    5.8
   Other...................................................  (0.3)  (0.4)  (0.3)
                                                            -----  -----  -----
   Effective income tax rate...............................  38.3%  42.3%  40.5%
                                                            =====  =====  =====

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