Form 10-Q
period 1999-12-31
IOS CAPITAL INC
filed 2000-02-14
CIK 922255

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1999 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 0-20405

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

Yes   X   No


* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 11, 2000.

Common Stock, $.01 par value per share                           1,000 shares
Registered Debt Outstanding as of February 11, 2000              $864,500,000

The registrant, an indirect wholly owned subsidiary of IKON Office Solutions, Inc. ("IKON"), meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is, therefore, filing with the reduced disclosure format contemplated thereby.

                                      INDEX

                                IOS CAPITAL, INC.



PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets - December 31, 1999 (unaudited) and September 30, 1999

                  Statements of Income - Three months ended
                  December 31, 1999 and 1998 (unaudited)

                  Statements   of  Cash  Flows  -  Three  months  ended
                  December 31, 1999 and 1998 (unaudited)

                  Notes to Financial Statements - December 31, 1999 (unaudited)

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                         PART I . FINANCIAL INFORMATION


Item 1: Consolidated Financial Statements

                                IOS CAPITAL, INC.
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                        December 31,    September 30,
                                                           1999             1999
                                                       (unaudited)
                                                       -----------      -----------
Assets

Investment in leases:
     Direct financing leases, net of lease default
     reserve of December 31, 1999 - $73,013;
     September 30, 1999 - $0                           $ 2,596,472      $ 2,310,663
     Less: Unearned income                                (411,364)        (374,279)
                                                       -----------      -----------
                                                         2,185,108        1,936,384
     Funded leases, net                                    431,502          465,188
                                                       -----------      -----------
                                                         2,616,610        2,401,572

Cash                                                                          1,335
Restricted Cash                                             69,028           29,625
Accounts receivable                                         87,237           76,805
Due  from  IKON Office Solutions, Inc.                     203,253
Prepaid expenses and other assets                            7,210           10,018
Leased equipment-operating rentals at cost
     less accumulated depreciation of:
     December 31, 1999 - $53,074;
     September 30, 1999 - $51,055                           54,090           59,681
Property and equipment at cost, less
     accumulated depreciation of:
     December 31, 1999 - $7,826;
     September 30, 1999 - $7,384                             9,831           10,395
                                                       -----------      -----------
Total assets                                           $ 3,047,259      $ 2,589,431
                                                       ===========      ===========

Liabilities and Shareholder's Equity

Liabilities:
     Accounts payable and accrued expenses             $    90,512      $    65,204
     Accrued interest                                        8,347           23,481
     Due to IKON Office Solutions                                           112,649
     Medium term notes                                   1,012,850        1,242,850
     Lease-backed notes                                  1,183,902          622,948
     Bank debt                                             247,600
     Deferred income taxes                                  92,368          129,869
                                                       -----------      -----------
Total liabilities                                        2,635,579        2,197,001

Shareholder's equity:
     Common Stock - $.01 par value, 1,000 shares
         authorized, issued, and outstanding
     Contributed capital                                   149,415          149,415
     Retained earnings                                     262,265          243,015
                                                       -----------      -----------
Total shareholder's equity                                 411,680          392,430
                                                       -----------      -----------
Total liabilities and shareholder's equity             $ 3,047,259      $ 2,589,431
                                                       ===========      ===========


See notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)
                                   (unaudited)

                                                         Three Months Ended
                                                           December 31,
                                                    ------------------------
                                                      1999             1998
                                                    -------          -------

Revenues:
     Lease finance income                           $69,213          $60,527
     Rental income                                    9,268            9,842
     Interest on IKON income tax deferrals            4,218            4,196
     Other income                                     5,012            3,477
                                                    -------          -------
                                                     87,711           78,042

Expenses:
     Interest                                        36,237           29,202
     General and administrative                      19,466           17,032
                                                    -------          -------
                                                     55,703           46,234

Gain on sale of lease receivables                        76           16,676
                                                    -------          -------


Income before income taxes                           32,084           48,484

Provision for income taxes                           12,834           20,363
                                                    -------          -------

Net income                                          $19,250           28,121
                                                    =======          =======



See notes to consolidated financial statements.

                                IOS CAPITAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                          Three Months Ended
                                                                                             December 31,
                                                                                     -----------------------------
                                                                                       1999                 1998
                                                                                     ---------           ---------
Operating activities:
Net income                                                                           $  19,250           $  28,121
Adjustments to reconcile net income to net
      cash provided by operating activities
          Depreciation and amortization                                                  8,189               8,760
          Deferred tax (benefit) provision                                             (37,501)             10,515
          Provision for lease default                                                    4,510
          Gain on sale of investment in leases                                             (76)            (16,676)
          Changes in operating assets and liabilities:
              Accounts receivable                                                      (10,432)             (4,794)
              Prepaid expenses and other assets                                          5,895               2,153
              Accounts payable and accrued expenses                                     25,308              12,685
              Accrued interest                                                         (15,134)            (25,686)
                                                                                     ---------           ---------
                        Net cash provided by operating activities                            9              15,078
                                                                                     ---------           ---------

Cash flows from investing activities:
Purchases of leased equipment, net                                                      (2,156)             (2,601)
Disposals of property and equipment, net                                                   122                 121
Investment in Leases
      Additions                                                                       (404,640)           (364,990)
      Cancellations                                                                     79,298              86,115
      Collections                                                                      310,486             212,636
      Lease default reserve transfer from IKON                                          74,305
      Lease default reserve write-offs                                                  (5,802)
      Proceeds from sale of leases                                                         923             281,135
      Repurchase of leases                                                            (275,000)
                                                                                     ---------           ---------
                        Net cash (used in) provided by investing activities           (222,464)            212,416
                                                                                     ---------           ---------

Cash flows from financing activities:
Payments on bank borrowings                                                                               (100,000)
Proceeds from bank borrowings                                                          247,600
Payments on medium term notes                                                         (230,000)           (135,000)
Proceeds from issuance of lease-backed notes                                           697,466
Payments on lease-backed notes                                                        (138,641)
Deposit to restricted cash                                                             (39,403)
Dividend to IKON                                                                                           (30,000)
                                                                                     ---------           ---------
                        Net cash provided by (used in) financing activities            537,022            (265,000)
                                                                                     ---------           ---------

Decrease (increase) in cash and amounts due (to) from IKON                             314,567             (37,506)
Cash and Due (to) from IKON at beginning of year                                      (111,314)             54,681
                                                                                     ---------           ---------
Cash and Due from IKON at end of period                                              $ 203,253           $  17,175
                                                                                     =========           =========


See notes to financial consolidated statements.

                                IOS Capital, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 1999
                                   (unaudited)


Note 1:    Basis of Presentation

           The accompanying unaudited condensed consolidated financial statements of IOS Capital, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the
opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's report on Form 10-K/A for the year ended September 30, 1999. Certain prior year amounts have been reclassified to conform with the current year presentation.


Note 2:    Medium Term Note Program

           On May 21, 1997, the Company increased the amount available to be offered under its medium term note program to $3.5 billion. The program allows the Company to offer to the public from time to time medium term notes having an aggregate initial offering price not exceeding the total program amount. These notes are offered at varying maturities of nine months or more from their dates of issue and may be subject to redemption at the option of the Company, in whole or in part, prior to the maturity date in conjunction with meeting specified provisions. Interest rates are determined based on market conditions at the time of issuance. As of December 31, 1999, $1,012.9 million of medium term notes were outstanding with a weighted average interest rate of 6.4%.


Note 3:  Asset Securitization and Lease Backed Notes

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

           On December 9, 1999, the Company sold an additional $311.4 million in financing lease receivables for $247.6 million in cash in connection with this revolving asset securitization.

           The Company had additional asset securitization agreements for $275 million of eligible direct financing receivables. These agreements were also structured as revolving securitizations, whereby additional leases can be sold as collections reduce the previously sold interests. During fiscal 1999, collections reduced previously sold interests on these two agreements and the $250 million transaction, described above, by $152.1 million. The Company sold an additional $152.1 million in net eligible direct financing leases and recognized pretax gains of $12.2 million for fiscal year 1999. On October 7, 1999, these leases were repurchased with a portion of the proceeds received from the issuance of approximately $700 million of leased-backed notes.

                                IOS Capital, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 1999


           On May 19, 1999, IKON Receivables, LLC (an affiliate of the Company) publicly issued approximately $752 million of lease backed notes (the "Notes") under a $1.825 billion shelf registration statement. Class A-1 Notes totaling approximately $304 million have a stated interest rate of 5.11%, Class A-2 Notes totaling approximately $62 million have a stated interest rate of 5.60%, Class A-3 Notes totaling approximately $304 million have a stated interest rate of 5.99% and Class A-4 Notes totaling approximately $81 million have a stated interest rate of 6.23%. The transaction was structured using two special purpose limited liability companies: IKON Receivables-1, LLC, of which the Company is the sole member, and IKON Receivables, LLC, of which IKON Receivables-1, LLC is the sole member. The Company contributed to IKON Receivables-1, LLC a pool of office equipment leases or contracts and related assets (the "1999-1 Asset Pool"), and IKON Receivables-1, LLC transferred them (other than equipment) to IKON Receivables, LLC, which is the issuer of the Notes. The Notes are collateralized by the Asset Pool and the payments on the Notes are made from payments on the leases. The Company received approximately $749 million in net proceeds from the sale of the Notes and used $250 million of that amount to repurchase previously sold assets in connection with the asset securitization transaction completed in December 1998. The repurchased assets were contributed to IKON Receivables-1, LLC as part of the 1999-1 Asset Pool.

           On October 7, 1999, IKON Receivables, LLC (an affiliate of the Company) publicly issued approximately $700 million of lease backed notes (the "1999-2 Notes") under the $1.825 billion shelf registration statement noted above. Class A-1 Notes totaling approximately $235 million have a stated interest rate of 6.14125%, Class A-2 Notes totaling approximately $51 million have a stated interest rate of 6.31%, Class A-3a Notes totaling approximately $100 million have a stated interest rate of 6.59%, Class A-3b Notes totaling approximately $241 million have a variable interest rate and Class A-4 Notes totaling approximately $72 million have a stated interest rate of 6.88%. The Class A-3b Notes pay interest at a rate of LIBOR plus 0.36% (which we have fixed at 6.63% through an interest rate swap). The transaction was structured the same as the 1999-1 Notes described above. The Notes are secured by a pool of office equipment leases or contracts and related assets ("the 1999-2 Asset Pool") and the payments on the Notes are made from payments on the leases. The Company received approximately $697 million in net proceeds from the sale of the 1999-2 Notes and used $275 million of that amount to repurchase previously sold leases. The repurchased leases were contributed as part of the 1999-2 Asset Pool.

           Restricted cash on the balance sheet represents cash that has been collected on the lease receivables in the 1999-1 and 1999-2 Asset Pools, which must be used to repay the Notes.

                                IOS Capital, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 1999


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

Total comprehensive income is as follows (in thousands):
                                                     Three Months Ended
                                                        December 31
                                                  ----------------------
                                                    1999           1998
                                                    ----           ----
   Net income                                     $19,250        $28,121
   Mark to market adjustment, net of tax                             969
                                                  -------        -------
   Total comprehensive income                     $19,250        $29,090
                                                  =======        =======


Note 5:  Lease Default Reserve

         Effective the first quarter of fiscal 2000, reserves for credit loss are maintained by the Company, rather than each IKON marketplace. During the quarter, lease default reserves of $74,305 were transferred to the Company from the IKON marketplaces. Additionally, the Company recorded a provision for lease defaults of $4,510 and had lease write-offs of $5,802. As a result of the above, the lease default reserve at December 31, 1999 is $73,013.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction H(2)(a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations.


Impact of Year 2000

         January 2000 Update. Through January 31, 2000, our operations are fully functioning and have not experienced any significant issues associated with the Year 2000 problem (as described below).

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

         Costs. The Company has used both internal and external resources to reprogram or replace, test and implement its IT and non-IT systems for Year 2000 modifications. The Company does not separately track the internal costs incurred on the Year 2000 project. Such costs are principally payroll and related costs for internal IT personnel. The Company's total cost of the Year 2000 project, excluding these internal costs, is approximately $1.2 million and is being funded through operating cash flows. Of the total estimated project cost, approximately $0.2 million is attributable to the purchase of new software and hardware and has been capitalized. Through January 31, 2000, IOS Capital has incurred approximately $1.2 million ($1.0 million expensed and $0.2 million capitalized), related to its Year 2000 project.

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

         Contingency Plans. IKON's Guidelines require that contingency plans be developed and validated in the event that any critical system cannot be corrected and certified before the system's failure date. Contingency plans have been developed and completed.


                 Three Months Ended December 31, 1999 Compared
                  with the Three Months Ended December 31, 1998

         Comparative summarized results of operations for the three months ended December 31, 1999 and 1998 are set forth in the table below. This table also shows the increase or decrease in the dollar amounts of major revenue and expense items between periods, as well as the related percentage increase or decrease.

                                                              Three Months
(dollars in thousands)                                      Ended December 31             Increase  (Decrease)
                                                         1999              1998          Amount        Percent
Revenues:
     Lease finance income                              $69,213           $60,527      $    8,686         14.4%
     Rental income                                       9,268             9,842           (574)       (5.8)%
     Interest on IKON tax deferrals                      4,218             4,196              22           .5%
     Other income                                        5,012             3,477           1,535         44.1%
                                                     ---------         ---------       ---------
                                                        87,711            78,042           9,669         12.4%

Expenses:
     Interest                                           36,237            29,202           7,035         24.1%
     General and administrative                         19,466            17,032           2,434         14.3%
                                                     ---------         ---------       ---------
                                                        55,703            46,234           9,469         20.5%

Gain on sale of lease receivables                           76            16,676        (16,600)       (99.5)%
                                                     ---------         ---------       ---------

Income before income taxes                              32,084            48,484        (16,400)       (33.8)%
Provision for income taxes                              12,834            20,363         (7,529)       (37.0)%
                                                     ---------            ------       ---------
Net income                                          $   19,250        $   28,121      $  (8,871)       (31.5)%
                                                     =========         =========       =========


Revenues

         Total revenues increased by approximately $9.7 million or 12.4% in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. Lease finance income increased by approximately $8.7 million or 14.4%. The lease portfolio, net of lease receivables sold in asset securitization transactions, increased 9% from September 30, 1999 to December 31, 1999, This increase is attributable to the repurchase of the leases on October 7, 1999.

         Office equipment placed on rental by the IKON marketplaces to customers, with cancelable terms, may be purchased by the Company. During the first quarter of fiscal 2000, the Company's net purchases of operating lease equipment were $2.2 million, compared to $2.6 million in the first quarter of fiscal 1999. Operating leases contributed $9.3 million in rental income during the first quarter of fiscal 2000, compared to $9.8 million in the first quarter of fiscal 1999. Effective October 1, 1998, the Company has limited the funding of rental equipment to the IKON marketplaces to select accounts.

         The Company earns interest income on the deferred tax liabilities of the IKON marketplaces associated with leases funded through the Company at a rate consistent with the Company's weighted average outside borrowing rate of interest. The Company's average rate was 6.5% for the first quarter of fiscal 2000 and 6.4% for the first quarter of fiscal 1999. The deferred tax base upon which these payments are calculated increased by 2.1% to $259.6 million at December 31, 1999 from $254.3 million at December 31, 1998. Interest income on deferred taxes remained relatively consistent for the three months ended December 31, 1999 as compared to the three months ended December 31, 1998.

         Other income consists primarily of late payment charges and various billing fees. The structure of these fees has remained basically unchanged from fiscal 1999. The growth in other income from fees is primarily due to the increased size of the lease portfolio upon which these fees are based. Overall, fee income from these sources grew by $1.5 million or 44.1%, when comparing the first quarter of fiscal 2000 to the same period of fiscal 1999. Effective October 1, 1999 the Company has discontinued its policy of charging billing fees to the IKON marketplaces.


Expenses

         Average borrowings to finance the lease portfolio in the form of loans from banks and the issuance of medium term notes and lease-backed notes in the public market increased by 42.5%, with $2,444.4 million outstanding at December 31, 1999. The Company paid a weighted average interest rate on all borrowings for the first quarter of fiscal 2000 of 6.3% compared to 6.4% for the first quarter of fiscal 1999. Primarily as a result of the increased average borrowings, interest expense grew by $7 million or 24.1%, when comparing the first quarter of fiscal 2000 to the first quarter of fiscal 1999. At December 31, 1999, the Company's debt to equity ratio including amounts due to IKON was
5.9 to 1.

         Total general and administrative expenses for the quarter ended December 31, 1999 increased by $2.4 million or 14.3%, compared to the quarter ended December 31, 1998. The general and administrative expense category in the first quarter of fiscal 2000 includes depreciation expense on leased equipment totaling $7.7 million compared to $8.3 million in the first quarter of fiscal 1999. Effective October 1, 1999, the Company terminated the lease bonus program which provided incentives to IKON marketplaces when IKON customers leased equipment from the Company; therefore, there were no lease bonus subsidy payments included in the general and administrative expense category in the first quarter of fiscal 2000 compared to $2.8 million in the first quarter of fiscal 1999. In addition, effective October 1, 1999, reserves for credit losses are maintained by the Company rather than the IKON marketplaces; therefore, bad debt expense included in the general and administrative expense category in the first quarter of fiscal 2000 was $4.5 million compared to $0 in the first quarter of fiscal 1999. Excluding the effects of depreciation expense on operating leases, lease bonus subsidy payments and bad debt expense lease default, remaining general and administrative expenses increased by $1.3 million or 22.3%, when comparing the first quarter of fiscal 2000 to the first quarter of fiscal 1999.

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

         The Company had additional asset securitization agreements for $275 million of eligible direct financing receivables. These agreements were also structured as revolving securitizations, whereby additional leases can be sold as collections reduce the previously sold interests. During fiscal 1999, collections reduced previously sold interests on these two agreements and the $250 million transaction, described above, by $152.1 million. The Company sold an additional $152.1 million in net eligible direct financing leases and recognized pretax gains of $12.2 million for fiscal year 1999. On October 7, 1999, these leases were repurchased with a portion of the proceeds received from the issuance of approximately $700 million of leased-backed notes.

Income Before Income Taxes

         Income before income taxes for the first three months of fiscal 2000 decreased by $16.4 million or 33.8% over the first three months of fiscal 1999. This decrease in income before income taxes was essentially the effect of the nonrecurring gain on the repurchased asset securitization in the first quarter of fiscal 1999 and increased interest expense and general and administrative expenses in the first quarter of fiscal 2000.

Provision for Income Taxes

         Income taxes for the first three months of fiscal 2000 decreased by $7.5 million or 37.0% over the first three months of fiscal 1999. This decrease in income taxes is directly attributable to the decrease in income before income taxes in the first three months of fiscal 2000 compared to the first three months of fiscal 1999. The effective tax rate was 40% for the first three months of fiscal 2000 and 42% for the first three months of 1999.

Pending Accounting Changes

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. It will require us to recognize all derivatives as either assets or liabilities and measure the instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company intends to adopt the standard on October 1, 2000. The Company does not believe the effect of adoption will be material.


Item 3: Quantitative and Qualitative Disclosures About Market Risk

         Pursuant to General Instruction H(2)(c) of Form 10-Q the information required by this item has been omitted.

                           FORWARD-LOOKING INFORMATION

         This Report includes or incorporates by reference information which may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes the expectations contained in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove correct. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the Company's and/or IKON's future financial condition and results. These risks and uncertainties, which apply to both the Company and IKON, include, but are not limited to, risks and uncertainties relating to: conducting operations in a competitive environment and a changing industry (which includes technical services and products that are relatively new to the industry, IKON, and to the Company); delays, difficulties, management transitions and employment issues associated with consolidations and/or changes in business operations; managing the integration of acquired businesses; existing and future vendor relationships; risks relating to currency exchange; economic, legal and political issues associated with international operations; potential Year 2000 deficiencies associated with the operation of IKON's or the Company's internal systems and distributed products; the Company's ability to access capital and its debt service requirements (including sensitivity to fluctuation in interest rates); and general economic conditions. Certain additional risks and uncertainties are set forth in the Company's 1999 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

                           PART II. OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

      (a) The following Exhibits are furnished pursuant to Item 601 of Regulation S-K:

             Exhibit No. (27) Financial Data Schedule

      (b)    Reports on Form 8-K

             On October 21, 1999, the registrant's parent filed a Current Report on Form 8-K to file, under Item 5 of the form, information contained in its press release dated October 21, 1999 that the Company would not meet the First Call consensus estimate of $.22 per share earnings for the fiscal quarter and year ended September 30, 1999. Based on preliminary results the Company expects earnings to be in the range of $.13 to $.15 per share.

             On November 24, 1999, the registrant's parent filed a Current Report on Form 8-K to file under Item 5 of the form, information announcing the registrant had reached an agreement to settle, subject to court approval, the securities class action and derivative lawsuits brought by its shareholders.

             On December 21, 1999, the registrant filed a Current Report on Form 8-K to file, under Item 4 of the form, information regarding the appointment of PricewaterhouseCoopers LLP as its independent auditors for the fiscal year ending September 30, 2000 to replace the firm of Ernst & Young LLP who were dismissed as auditors of the registrant effective with their completion of their audit of the registrant's financial statements for the fiscal year ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                     IOS CAPITAL, INC.


Date  February 14, 2000              /s/ Harry G. Kozee
      -----------------              ---------------------
                                     Harry G. Kozee
                                     Vice President - Finance
                                     (Chief Accounting Officer)