Form 10-Q
period 2000-03-31
IOS CAPITAL INC
filed 2000-05-15
CIK 922255

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number          0-20405
                             ------------

                                IOS CAPITAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            23-2493042
-------------------------------                       --------------------------
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

Yes   X   No


* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 2000.

Common Stock, $.01 par value per share                              1,000 shares
Registered Debt Outstanding as of May 11, 2000                      $763,500,000

The registrant, an indirect wholly owned subsidiary of IKON Office Solutions, Inc. ("IKON"), meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is, therefore, filing with the reduced disclosure format contemplated thereby.

                                      INDEX

                                IOS CAPITAL, INC.



PART I. FINANCIAL INFORMATION

         Item 1.   Condensed Consolidated Financial Statements

                   Consolidated Balance Sheets - March 31, 2000 (unaudited) and September 30, 1999

                   Consolidated Statements of Income - Three and six months ended March 31, 2000 and 1999 (unaudited)

                   Consolidated Statements of Cash Flows - Six months ended March 31, 2000 and 1999 (unaudited)

                   Notes to Condensed Consolidated Financial Statements (unaudited)

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

         Item 5.   Other Information

         Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                         PART I . FINANCIAL INFORMATION
                         ------------------------------


Item 1: Consolidated Financial Statements
-----------------------------------------

                                IOS CAPITAL, INC.
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)


                                                               March 31,          September 30,
                                                                 2000                 1999
                                                             (unaudited)
                                                             -----------           -----------
Assets

Investment in leases:
      Direct financing leases, net of lease default
      reserve of March 31, 2000 - $66,841;
      September 30, 1999 - $0                                $ 2,727,174           $ 2,310,663
      Less: Unearned income                                     (431,500)             (374,279)
                                                             -----------           -----------
                                                               2,295,674             1,936,384
      Funded leases, net                                         367,775               465,188
                                                             -----------           -----------
                                                               2,663,449             2,401,572

Cash                                                               1,947                 1,335
Restricted Cash                                                   76,551                29,625
Accounts receivable                                               74,926                76,805
Prepaid expenses and other assets                                  6,076                10,018
Leased equipment-operating rentals at cost
      less accumulated depreciation of:
      March 31, 2000 - $55,955;
      September 30, 1999 - $51,055                                49,418                59,681
Property and equipment at cost, less
      accumulated depreciation of:
      March 31, 2000 - $8,260;
      September 30, 1999 - $7,384                                  9,397                10,395

                                                             -----------           -----------
Total assets                                                 $ 2,881,764           $ 2,589,431
                                                             ===========           ===========

Liabilities and shareholder's equity

Liabilities:
      Accounts payable and accrued expenses                  $    71,595           $    65,204
      Accrued interest                                            18,298                23,481
      Due to IKON Office Solutions, Inc.                         108,908               112,649
      Medium term notes                                          864,850             1,242,850
      Lease-backed notes                                       1,052,682               622,948
      Bank debt                                                  250,000
      Deferred income taxes                                      115,463               129,869
                                                             -----------           -----------
Total liabilities                                              2,481,796             2,197,001

Shareholder's equity:
      Common Stock - $.01 par value, 1,000 shares
          authorized, issued, and outstanding
      Contributed capital                                        149,415               149,415
      Retained earnings                                          250,553               243,015
                                                             -----------           -----------
Total shareholder's equity                                       399,968               392,430
                                                             -----------           -----------
Total liabilities and shareholder's equity                   $ 2,881,764           $ 2,589,431
                                                             ===========           ===========

See notes to condensed consolidated financial statements.

                                IOS CAPITAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)
                                   (unaudited)


                                                         Three Months Ended                   Six Months Ended
                                                               March 31,                          March 31,
                                                     --------------------------          --------------------------
                                                       2000              1999              2000              1999
                                                     --------          --------          --------          --------
Revenues:
      Lease finance income                           $ 67,831          $ 51,323          $137,044          $111,850
      Rental income                                     9,068             9,195            18,336            19,037
      Interest on IKON income tax deferrals             4,286             4,279             8,504             8,475
      Other income                                      5,931             3,937            10,943             7,414
                                                     --------          --------          --------          --------
                                                       87,116            68,734           174,827           146,776

Expenses:
      Interest                                         36,540            26,607            72,777            55,809
      General and administrative                       20,097            15,512            39,563            32,544
                                                     --------          --------          --------          --------
                                                       56,637            42,119           112,340            88,353

Gain on sale of lease receivables                                         4,203                76            20,879
                                                     --------          --------          --------          --------


Income before income taxes                             30,479            30,818            62,563            79,302

Provision for income taxes                             12,191            12,944            25,025            33,307
                                                     --------          --------          --------          --------

Net income                                           $ 18,288          $ 17,874          $ 37,538          $ 45,995
                                                     ========          ========          ========          ========


See notes to condensed consolidated financial statements.

                                IOS CAPITAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                Six Months Ended
                                                                                                    March 31,
                                                                                         -----------------------------
                                                                                            2000                1999
                                                                                         ---------           ---------
Operating activities:
Net income                                                                               $  37,538           $  45,995
Adjustments to reconcile net income to net
       cash provided by operating activities
             Depreciation and amortization                                                  16,209              16,931
             Deferred tax provision                                                         14,944              20,191
             Provision for lease default                                                     9,606
             Gain on sale of investment in leases                                              (76)            (20,879)
             Changes in operating assets and liabilities:
                  Accounts receivable                                                        1,879              (3,331)
                  Prepaid expenses and other assets                                          8,571              11,092
                  Accounts payable and accrued expenses                                      6,392              16,372
                  Accrued interest                                                          (5,183)             (4,027)
                                                                                         ---------           ---------
                            Net cash provided by operating activities                       60,530              82,344
                                                                                         ---------           ---------

Cash flows from investing activities:
Purchases of leased equipment                                                               (7,867)             (5,707)
Proceeds from terminations of leased equipment                                               2,797               4,573
Purchases of leased equipment                                                                                      (37)
Proceeds from sale of property and equipment                                                   122                 122
Investment in Leases
       Additions                                                                          (896,957)           (736,894)
       Cancellations                                                                       149,474             173,730
       Collections                                                                         673,347             404,055
       Lease default reserve transfer from IKON, net of deferred tax                        44,955
       Proceeds from sale of leases                                                            923             333,017
       Repurchase of leases                                                               (275,000)
                                                                                         ---------           ---------
                            Net cash (used in) provided by investing activities           (278,856)            172,859
                                                                                         ---------           ---------

Cash flows from financing activities:
Payments on bank borrowings                                                                                   (100,000)
Proceeds from bank borrowings                                                              250,000
Payments on medium term notes                                                             (378,000)           (227,500)
Proceeds from issuance of lease-backed notes                                               697,466
Payments on lease-backed notes                                                            (269,861)
Deposit to restricted cash                                                                 (46,926)
Dividend to IKON                                                                           (30,000)            (30,000)
                                                                                         ---------           ---------
                            Net cash provided by (used in) financing activities            222,679            (357,500)
                                                                                         ---------           ---------

Increase (decrease) in cash and amounts due (to) from IKON                                   4,353            (102,297)
Cash and Due (to) from IKON at beginning of year                                          (111,314)             54,681
                                                                                         ---------           ---------
Cash and Due to IKON at end of period                                                    ($106,961)          ($ 47,616)
                                                                                         =========           =========

See notes to condensed consolidated financial statements.

                                IOS Capital, Inc.
                   Notes to Consolidated Financial Statements
                             (amounts in thousands)
                                   (unaudited)


Note 1:  Basis of Presentation
         ---------------------

The accompanying unaudited condensed consolidated financial statements of IOS Capital, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended September 30, 1999. Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2:  Medium Term Note Program
         ------------------------

On May 21, 1997, the Company increased the amount available to be offered under its medium term note program to $3,500,000. The program allows the Company to offer to the public from time to time medium term notes having an aggregate initial offering price not exceeding the total program amount. These notes are offered at varying maturities of nine months or more from their dates of issue and may be subject to redemption at the option of the Company, in whole or in part, prior to the maturity date in conjunction with meeting specified provisions. Interest rates are determined based on market conditions at the time of issuance. As of March 31, 2000, $864,850 of medium term notes were outstanding with a weighted average interest rate of 6.5%.

Note 3:  Asset Securitization and Lease Backed Notes
         -------------------------------------------

On December 9, 1999, the Company pledged or transferred $311,382 in financing lease receivables for $247,600 in cash in connection with its revolving asset securitization, in a transfer accounted for as a financing.

The Company had additional asset securitization agreements for $275,000 of eligible direct financing receivables. These agreements were also structured as revolving securitizations, whereby additional leases can be sold as collections reduce the previously sold interests. During fiscal 1999, collections reduced previously sold interests on the Company's asset securitization agreements by $152,098. The Company sold an additional $152,098 in net eligible direct financing leases and recognized pretax gains of $12,200 for fiscal year 1999. On October 7, 1999, these leases were repurchased with a portion of the proceeds received from the issuance of approximately $700,000 of leased-backed notes.

In addition to the $622,948 of lease-backed notes (the "1999-1 Notes") outstanding at September 30, 1999, on October 7, 1999, IKON Receivables, LLC (an affiliate of the Company) publicly issued approximately $700,000 of lease backed notes (the "1999-2 Notes") under its $1.825 billion shelf registration statement. Class A-1 Notes totaling $235,326 have a stated interest rate of 6.14125%, Class A-2 Notes totaling $51,100 have a stated interest rate of 6.31%, Class A-3a Notes totaling $100,000 have a stated interest rate of 6.59%, Class A-3b Notes totaling $240,891 have a variable interest rate and Class A-4 Notes totaling $72,278 have a stated interest rate of 6.88%. The Class A-3b Notes pay interest at a rate of LIBOR plus 0.36% (which we have fixed at 6.63% through an interest rate swap). The 1999-1 and 1999-2 Notes are secured by a pool of office equipment leases or contracts and related assets ("the 1999-1 and 1999-2 Asset Pools") and the payments on the 1999-1 and 1999-2 Notes are made from payments on the leases. The Company received approximately $697,000 in net proceeds from the sale of the 1999-2 Notes and used $275,000 of that amount to repurchase previously sold leases. The repurchased leases were contributed as part of the 1999-2 Asset Pool.

Restricted cash on the balance sheet represents cash that has been collected on the lease receivables in the 1999-1 and 1999-2 Asset Pools, which must be used to repay the 1999-1 and 1999-2 Notes.

                                IOS Capital, Inc.
                   Notes to Consolidated Financial Statements
                             (amounts in thousands)
                                   (unaudited)


Note 4:  Comprehensive Income
         --------------------

As of October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes rules for the reporting and presentation of comprehensive income and its components. SFAS 130 requires mark to market adjustments on the retained interest on lease receivables to be included in other comprehensive income.

Total comprehensive income is as follows (in thousands):

                                                 Three Months Ended                 Six Months Ended
                                                      March 31,                         March 31,
                                               ------------------------          ------------------------
                                                 2000            1999             2000             1999
                                               ------------------------          ------------------------

Net income                                     $18,288          $17,874          $37,538          $45,995
Mark to market adjustment, net of tax                               159                             1,128
                                               -------          -------          -------          -------

Total comprehensive income                     $18,288          $18,033          $37,538          $47,123
                                               =======          =======          =======          =======

Note 5:  Lease Default Reserve
         ---------------------

Effective the first quarter of fiscal 2000, reserves for credit loss are maintained on the books of the Company, rather than each IKON marketplace. At the beginning of fiscal 2000, lease default reserves of $74,305 were transferred to the Company from the IKON Office Solutions, Inc. ("IKON") marketplaces. During the current fiscal year, a provision for lease defaults of $27,463 was recorded to increase the reserve. Of this provision, $9,606 was recorded as an expense to the books of the Company and $17,857 was recorded as an expense to the books of the IKON marketplaces. Lease write-offs of $34,927 were recorded to reduce the reserve. As a result of the above, the lease default reserve at March 31, 2000 is $66,841.

Note 6:  Subsequent Event
         ----------------

In May 2000, IKON Receivables, LLC filed a registration statement with the Securities and Exchange Commission to register the sale of $2,000,000 of lease-backed notes. Each series of notes which may be issued under the registration statement will be issued pursuant to an indenture.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction H(2)(a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations.


Impact of Year 2000

April 2000 Update. Through April 30, 2000, our operations are fully functioning and have not experienced any significant issues associated with the Year 2000 problem. For further information, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's report on Form 10-Q for the period ended December 31, 1999 and the Company's Annual Report on Form 10-K/A for its fiscal year ended September 30, 1999.


                   Three Months Ended March 31, 2000 Compared
                   ------------------------------------------
                   with the Three Months Ended March 31, 1999
                   ------------------------------------------

Comparative summarized results of operations for the three months ended March 31, 2000 and 1999 are set forth in the table below. This table also shows the increase or decrease in the dollar amounts of major revenue and expense items between periods, as well as the related percentage increase or decrease.

                                                 Three Months Ended
                                                      March 31,                      Increase (decrease)
                                             --------------------------           -------------------------
(dollars in thousands)                         2000              1999              Amount           Percent
                                             --------          --------           --------          -------
Revenues:
     Lease finance income                    $ 67,831          $ 51,323           $ 16,508            32.2%
     Rental income                              9,068             9,195               (127)           (1.4%)
     Interest on IKON tax deferrals             4,286             4,279                  7             0.2%
     Other income                               5,931             3,937              1,994            50.6%
                                             --------          --------           --------
                                               87,116            68,734             18,382            26.7%
                                             --------          --------           --------

Expenses:
     Interest                                  36,540            26,607              9,933            37.3%
     General and administrative                20,097            15,512              4,585            29.6%
                                             --------          --------           --------
                                               56,637            42,119             14,518            34.5%
                                             --------          --------           --------

Gain on sale of lease receivables                                 4,203             (4,203)         (100.0%)
                                             --------          --------           --------

Income before income taxes                     30,479            30,818               (339)           (1.1%)
Provision for income taxes                     12,191            12,944               (753)           (5.8%)
                                             --------          --------           --------

Net income                                   $ 18,288          $ 17,874           $    414             2.3%
                                             ========          ========           ========


Revenues
--------

Total revenues increased by $18,382 or 26.7% in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999. Lease finance income increased by $16,508 or 32.2%. The lease portfolio increased 10.9% from September 30, 1999 to March 31, 2000. This increase is attributable to the repurchase of the leases on October 7, 1999.

Office equipment placed on rental by the IKON marketplaces to customers, with cancelable terms, may be purchased by the Company. During the second quarter of fiscal 2000, the Company's purchases of operating lease equipment were $3,936, compared to $0 in the second quarter of fiscal 1999. Operating leases contributed $9,068 in rental income during the second quarter of fiscal 2000, compared to $9,195 in the second quarter of fiscal 1999.

The Company earns interest income on the deferred tax liabilities of the IKON marketplaces associated with leases funded through the Company at a rate consistent with the Company's weighted average outside borrowing rate of interest. The Company's average rate was 6.7% for the second quarter of fiscal 2000 and 6.5% for the second quarter of fiscal 1999. The deferred tax base upon which these payments are calculated decreased by 3.8% to $253,850 at March 31, 2000 from $263,471 at March 31, 1999. Interest income on deferred taxes remained relatively consistent for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999.

Other income consists primarily of late payment charges and various billing fees. The structure of these fees has remained basically unchanged from fiscal 1999. The growth in other income from fees is primarily due to interest income on restricted cash in relation to the asset backed securitizations financing. Overall, fee income from these sources grew by $1,994 or 50.6%, when comparing the second quarter of fiscal 2000 to the same period of fiscal 1999.


Expenses
--------

Average borrowings to finance the lease portfolio in the form of loans from banks and the issuance of medium term notes and lease-backed notes in the public market increased by 33.6%, with $2,167,532 outstanding at March 31, 2000 compared to $1,622,250 outstanding at March 31, 1999. The Company paid a weighted average interest rate on all borrowings for the second quarter of fiscal 2000 of 6.7% compared to 6.5% for the second quarter of fiscal 1999. Primarily as a result of the increased average borrowings, interest expense grew by $9,933 or 37.3%, when comparing the second quarter of fiscal 2000 to the second quarter of fiscal 1999. At March 31, 2000, the Company's debt to equity ratio including amounts due to IKON was 5.7 to 1.

Total general and administrative expenses for the quarter ended March 31, 2000 increased by $4,585 or 29.6%, compared to the quarter ended March 31, 1999. The general and administrative expense category in the second quarter of fiscal 2000 includes depreciation expense on leased equipment totaling $7,586 compared to $7,732 in the second quarter of fiscal 1999. Effective October 1, 1999, the Company terminated the lease bonus program which provided incentives to IKON marketplaces when IKON customers leased equipment from the Company; therefore, there were no lease bonus subsidy payments included in the general and administrative expense category in the second quarter of fiscal 2000 compared to $2,963 in the second quarter of fiscal 1999. In addition, effective October 1, 1999, reserves for credit losses are maintained by the Company rather than the IKON marketplaces; therefore, bad debt expense included in the general and administrative expense category in the second quarter of fiscal 2000 was $5,095 compared to $0 in the second quarter of fiscal 1999. Excluding the effects of depreciation expense on operating leases, lease bonus subsidy payments and bad debt expense, remaining general and administrative expenses increased by $2,599 or 53.9%, when comparing the second quarter of fiscal 2000 to the second quarter of fiscal 1999 primarily due to the repurchase of leases on October 7, 1999.


Gain on Sale of Lease Receivables
---------------------------------

During the second quarter of fiscal 1999, the Company entered into an asset securitization agreement whereby it sold $51,882 in net eligible direct financing leases and recognized pretax gains of $4,203.


Income Before Income Taxes
--------------------------

Income before income taxes for the three months ended March 31, 2000 decreased by $339 or 1.1% compared to the three months ended March 31, 1999. This decrease in income before income taxes was essentially the effect of increased interest expense and general and administrative expenses in the second quarter of fiscal 2000, and gain on sale of lease receivables recorded in fiscal 1999.

Provision for Income Taxes
--------------------------

Income taxes for the three months ended March 31, 2000 decreased by $753 or 5.8% compared to the three months ended March 31, 1999. This decrease in income taxes is directly attributable to the decrease in income before income taxes in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999. The effective tax rate was 40% for the second quarter of fiscal 2000 and 42% for the second quarter of 1999.


                    Six Months Ended March 31, 2000 Compared
                    ----------------------------------------
                    with the Six Months Ended March 31, 1999
                    ----------------------------------------

Comparative summarized results of operations for the six months ended March 31, 2000 and 1999 are set forth in the table below. This table also shows the increase or decrease in the dollar amounts of major revenue and expense items between periods, as well as the related percentage increase or decrease.

                                                  Six Months Ended
                                                      March 31,                       Increase (decrease)
                                             --------------------------          ---------------------------
(dollars in thousands)                         2000              1999             Amount            Percent
                                             --------          --------          --------          ---------
Revenues:

     Lease finance income                    $137,044          $111,850          $ 25,194            22.5%
     Rental income                             18,336            19,037              (701)           (3.7%)
     Interest on IKON tax deferrals             8,504             8,475                29             0.3%
     Other income                              10,943             7,414             3,529            47.6%
                                             --------          --------          --------
                                              174,827           146,776            28,051            19.1%
                                             --------          --------          --------

Expenses:
     Interest                                  72,777            55,809            16,968            30.4%
     General and administrative                39,563            32,544             7,019            21.6%
                                             --------          --------          --------
                                              112,340            88,353            23,987            27.1%
                                             --------          --------          --------

Gain on sale of lease receivables                  76            20,879           (20,803)          (99.6%)
                                             --------          --------          --------

Income before income taxes                     62,563            79,302           (16,739)          (21.1%)
Provision for income taxes                     25,025            33,307            (8,282)          (24.9%)
                                             --------          --------          --------

Net income                                   $ 37,538          $ 45,995          ($ 8,457)          (18.4%)
                                             ========          ========          ========

Revenues
--------

Total revenues increased by $28,051 or 19.1% in the first six months of fiscal 2000 compared to the first six months of fiscal 1999. Lease finance income increased by $25,194 or 22.5%. The lease portfolio increased by 10.9% from September 30, 1999 to March 31, 2000. This increase is attributable to the repurchase of the leases on October 7, 1999.

Office equipment placed on rental by the IKON marketplaces to customers, with cancelable terms, may be purchased by the Company. During the first six months of fiscal 2000 and 1999, IOS Capital purchased operating lease equipment of $7,867 and $5,707, respectively. Operating leases contributed $18,336 in rental income during the first six months of fiscal 2000, compared to $19,037 in the first six months of fiscal 1999.

The Company earns interest income on the deferred tax liabilities of the IKON marketplaces associated with leases funded through the Company at a rate consistent with the Company's weighted average outside borrowing rate of interest. The Company's average rate was 6.7% for the first six months of fiscal 2000 and 6.5% for the first six months of fiscal 1999. The deferred tax base upon which these payments are calculated decreased by 3.8% to $253,850 at March 31, 2000 from $263,471 at March 31, 1999. Interest income on deferred taxes rose by $29 or .3% when comparing the six months ended March 31, 2000 to the six months ended March 31, 1999.

Other income consists primarily of late payment charges and various billing fees. The structure of these fees has remained basically unchanged from fiscal 1999. The growth in other income from fees is primarily due to the increased size of the lease portfolio upon which these fees are based. Overall, fee income from these sources grew by $3,529 or 47.6%, when comparing the first six months of fiscal 2000 to the same period of fiscal 1999.

Expenses
--------

Average borrowings to finance the lease portfolio in the form of loans from banks and the issuance of medium term notes and lease-backed notes in the public market increased by 33.6%, with $2,167,532 outstanding at March 31, 2000 compared to $1,622,250 outstanding at March 31, 1999. The Company paid a weighted average interest rate on all borrowings of 6.7% in the first six months of fiscal 2000 and 6.5% in the first six months of fiscal 1999. Primarily as a result of the increased average borrowings, interest expense grew by $16,968, or 30.4%, when comparing the first six months of fiscal 2000 to the first six months of fiscal 1999. At March 31, 2000, the Company's debt to equity ratio, including intercompany amounts due to IKON, was 5.7 to 1.

Total general and administrative expenses for the six months ended March 31, 2000 increased by $7,019 or 21.6%, compared to the six months ended March 31, 1999. The general and administrative expense category in the first six months of fiscal 2000 includes depreciation expense on leased equipment totaling $15,333, compared to $16,024 for the first six months of fiscal 1999. Effective October 1, 1999, the Company terminated the lease bonus program which provided incentives to IKON marketplaces when IKON customers leased equipment from the Company; therefore, there were no lease bonus subsidy payments included in the general and administrative expense category in the six months of fiscal 2000 compared to $5,808 in the six months of fiscal 1999. In addition, effective October 1, 1999, reserves for credit losses are maintained by the Company rather than the IKON marketplaces; therefore, bad debt expense included in the general and administrative expense category in the six months of fiscal 2000 was $9,606 compared to none in the six months of fiscal 1999. Excluding the effects of depreciation expense on operating leases, lease bonus subsidy payments and bad debt expense, remaining general and administrative expenses increased by $6,912 or 36.5%, when comparing the six months of fiscal 2000 to the six months of fiscal 1999.


Gain on Sale of Lease Receivables
---------------------------------

The Company entered into various asset securitization transactions whereby it sold direct financing leases. The Company recognized pretax gains on theses transactions of $76 and $20,879 in the six months ended March 31, 2000 and 1999, respectively.


Income Before Income Taxes
--------------------------

Income before income taxes for the first six months of fiscal 2000 decreased by $16,739 or 21.1% compared to the first six months of fiscal 1999. This decrease in income before income taxes is directly attributable to the decrease in the gain on sale of lease receivables offset by higher operating income in the first six months of fiscal 2000 compared to the first six months of fiscal 1999.

Provision for Income Taxes
--------------------------

Income taxes for the first six months of fiscal 2000 decreased by $8,282 or 24.9% compared to the first six months of fiscal 1999. This decrease in income taxes is directly attributable to the decrease in income before income taxes in the first six months of fiscal 2000 compared to the first six months of fiscal 1999. The effective tax rate was 40% for the first six months of fiscal 2000 and 42% for the first six months of 1999.

Subsequent Event
----------------

In May 2000, IKON Receivables, LLC filed a registration statement with the Securities and Exchange Commission to register the sale of $2,000,000 of lease-backed notes. Each series of notes which may be issued under the registration statement will be issued pursuant to an indenture.

Pending Accounting Changes
--------------------------

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

In December 1999, the Security and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". The SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. We are currently assessing SAB 101 and can not quantify the impact on our Company, if any, at this time. Any change resulting from the application of SAB 101 will be reported as a change in accounting principle in accordance with APB Opinion No. 20, accounting changes. We are required to begin reporting changes, if any, to our revenue recognition policy in the first quarter of fiscal year 2001.

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

                           PART II. OTHER INFORMATION
                           --------------------------

Item 5.      Other Information
-------      -----------------

Effective July 21, 2000, Marilyn Ware has been elected to serve as a member of the Company's parent's Board of Directors. A copy of the press release announcing her election dated May 3, 2000 is attached hereto as Exhibit No. 99.


Item 6.      Exhibits and Reports on Form 8-K
-------      --------------------------------

     (a)  The  following   Exhibits  are  furnished  pursuant  to  Item  601  of
          Regulation S-K:

          Exhibit No. (27) Financial Data Schedule


          Exhibit No. (99) Press Release Dated May 3, 2000

     (b)  Reports on Form 8-K

          On January 5, 2000, the Company filed a Current Report on Form 8-K/A to file, under Item 4 of the form, information regarding the appointment of PricewaterhouseCoopers LLP as its independent auditors for the fiscal year ending September 30, 2000 to replace the firm of Ernst & Young LLP who were dismissed as auditors of the Company effective with their completion of their audit of the Company's financial statements for the fiscal year ended September 30, 1999.

          On February 4, 2000, the Company's parent filed a Current Report on Form 8-K to file, under Item 5 of the form, information contained in its press release dated January 26, 2000 regarding the results for the first quarter of fiscal 2000 as well as announcing that Kurt M. Landgraf had been elected to serve as a member of the Company's Board of Directors.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                                      IOS CAPITAL, INC.


Date       May 12, 2000                               /s/ Harry G. Kozee
          ----------------                            --------------------------
                                                      Harry G. Kozee
                                                      Vice President - Finance
                                                      (Chief Accounting Officer)