Form 10-Q/A
period 2000-03-31
IOS CAPITAL INC
filed 2000-05-17
CIK 922255

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

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

                                IOS CAPITAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                Six Months Ended
                                                                                                    March 31,
                                                                                         -----------------------------
                                                                                            2000                1999
                                                                                         ---------           ---------
Operating activities:
Net income                                                                               $  37,538           $  45,995
Adjustments to reconcile net income to net
       cash provided by operating activities
             Depreciation and amortization                                                  16,209              16,931
             Deferred tax provision                                                         14,944              20,191
             Provision for lease default                                                     9,606
             Gain on sale of investment in leases                                              (76)            (20,879)
             Changes in operating assets and liabilities:
                  Accounts receivable                                                        1,879              (3,331)
                  Prepaid expenses and other assets                                          8,571              11,092
                  Accounts payable and accrued expenses                                      6,392              16,372
                  Accrued interest                                                          (5,183)             (4,027)
                                                                                         ---------           ---------
                            Net cash provided by operating activities                       89,880              82,344
                                                                                         ---------           ---------

Cash flows from investing activities:
Purchases of leased equipment                                                               (7,867)             (5,707)
Proceeds from terminations of leased equipment                                               2,797               4,573
Purchases of leased equipment                                                                                      (37)
Proceeds from sale of property and equipment                                                   122                 122
Investment in Leases
       Additions                                                                          (896,957)           (736,894)
       Cancellations                                                                       149,474             173,730
       Collections                                                                         673,347             404,055
       Lease default reserve transfer from IKON, net of deferred tax                        44,955
       Proceeds from sale of leases                                                            923             333,017
       Repurchase of leases                                                               (275,000)
                                                                                         ---------           ---------
                            Net cash (used in) provided by investing activities           (308,206)            172,859
                                                                                         ---------           ---------

Cash flows from financing activities:
Payments on bank borrowings                                                                                   (100,000)
Proceeds from bank borrowings                                                              250,000
Payments on medium term notes                                                             (378,000)           (227,500)
Proceeds from issuance of lease-backed notes                                               697,466
Payments on lease-backed notes                                                            (269,861)
Deposit to restricted cash                                                                 (46,926)
Dividend to IKON                                                                           (30,000)            (30,000)
                                                                                         ---------           ---------
                            Net cash provided by (used in) financing activities            222,679            (357,500)
                                                                                         ---------           ---------

Increase (decrease) in cash and amounts due (to) from IKON                                   4,353            (102,297)
Cash and Due (to) from IKON at beginning of year                                          (111,314)             54,681
                                                                                         ---------           ---------
Cash and Due to IKON at end of period                                                    ($106,961)          ($ 47,616)
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

Total general and administrative expenses for the six months ended March 31, 2000 increased by $7,019 or 21.6%, compared to the six months ended March 31, 1999. The general and administrative expense category in the first six months of fiscal 2000 includes depreciation expense on leased equipment totaling $15,333, compared to $16,024 for the first six months of fiscal 1999. Effective October 1, 1999, the Company terminated the lease bonus program which provided incentives to IKON marketplaces when IKON customers leased equipment from the Company; therefore, there were no lease bonus subsidy payments included in the general and administrative expense category in the six months of fiscal 2000 compared to $5,808 in the six months of fiscal 1999. In addition, effective October 1, 1999, reserves for credit losses are maintained by the Company rather than the IKON marketplaces; therefore, bad debt expense included in the general and administrative expense category in the six months of fiscal 2000 was $9,606 compared to none in the six months of fiscal 1999. Excluding the effects of depreciation expense on operating leases, lease bonus subsidy payments and bad debt expense, remaining general and administrative expenses increased by $3,912 or 36.5%, when comparing the six months of fiscal 2000 to the six months of fiscal 1999.


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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". The SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. We are currently assessing SAB 101 and can not quantify the impact on our Company, if any, at this time. Any change resulting from the application of SAB 101 will be reported as a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." We are required to begin reporting changes, if any, to our revenue recognition policy in the first quarter of fiscal year 2001.

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized. This amended report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                                      IOS CAPITAL, INC.


Date       May 17, 2000                               /s/ Harry G. Kozee
          ----------------                            --------------------------
                                                      Harry G. Kozee
                                                      Vice President - Finance
                                                      (Chief Accounting Officer)