Form 10-Q
period 2000-06-30
IOS CAPITAL INC
filed 2000-08-14
CIK 922255

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________

Commission file number    0-20405
                       ------------

                                IOS CAPITAL, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       23-2493042
---------------------------------                      ----------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

                      1738 Bass Road, Macon, Georgia 31210
-------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (912) 471-2300
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    -----       -----


* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 2000.

Common Stock, $.01 par value per share                             1,000 shares
Registered Debt Outstanding of the Company and all wholly owned
     subsidiaries                                                $2,057,811,866


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

                                      INDEX

                                IOS CAPITAL, INC.



PART I. FINANCIAL INFORMATION

        Item 1. Condensed Consolidated Financial Statements

                Consolidated Balance Sheets - June 30, 2000 (unaudited) and September 30, 1999

                Consolidated Statements of Income - Three and nine months ended June 30, 2000 and 1999 (unaudited)

                Consolidated Statements of Cash Flows - Nine months ended June 30, 2000 and 1999 (unaudited)

                Notes to Condensed Consolidated Financial Statements (unaudited)

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations

        Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1:  Condensed Consolidated Financial Statements
----------------------------------------------------

                                IOS CAPITAL, INC.
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                      June 30,          September 30,
                                                        2000                 1999
                                                    (unaudited)
                                                  -----------------     ---------------
Assets

Investment in leases:
     Direct financing leases, net of lease default
     reserve of: $66,575 - June 30, 2000;
     $0 - September 30, 1999                            $2,806,630          $2,310,663
     Less: Unearned income                                (443,766)           (374,279)
                                                  -----------------     ---------------
                                                         2,362,864           1,936,384
     Funded leases, net                                    367,661             465,188
                                                  -----------------     ---------------
                                                         2,730,525           2,401,572

Cash                                                         3,273               1,335
Restricted Cash                                             89,179              29,625
Accounts receivable                                         78,009              76,805
Prepaid expenses and other assets                            6,883              10,018
Leased equipment-operating rentals at cost
     less accumulated depreciation of:
     June 30, 2000 - $55,287;
     September 30, 1999 - $51,055                           43,792              59,681
Property and equipment at cost, less
     accumulated depreciation of:
     June 30, 2000 - $8,627;
     September 30, 1999 - $7,384                             9,030              10,395
                                                  -----------------     ---------------
Total assets                                            $2,960,691          $2,589,431
                                                  =================     ===============

Liabilities and shareholder's equity

Liabilities:
     Accounts payable and accrued expenses                 $66,956             $65,204
     Accrued interest                                        7,837              23,481
     Due to IKON                                           109,974             112,649
     Medium term notes                                     743,500           1,242,850
     Lease-backed notes                                  1,414,614             622,948
     Bank debt                                              83,000
     Deferred income taxes                                 115,163             129,869
                                                  -----------------     ---------------
Total liabilities                                        2,541,044           2,197,001
                                                  -----------------     ---------------

Shareholder's equity:
     Common Stock - $.01 par value, 1,000 shares
         authorized, issued, and outstanding
     Contributed capital                                   149,415             149,415
     Retained earnings                                     270,232             243,015
                                                  -----------------     ---------------
Total shareholder's equity                                 419,647             392,430
                                                  -----------------     ---------------
Total liabilities and shareholder's equity              $2,960,691          $2,589,431
                                                  =================     ===============


See notes to condensed consolidated financial statements.

                                                    IOS CAPITAL, INC.
                                            CONSOLIDATED STATEMENTS OF INCOME
                                                     (in thousands)
                                                       (unaudited)

                                                           Three Months Ended                     Nine Months Ended
                                                                June 30,                              June 30,
                                                      -----------------------------      ----------------------------------
                                                         2000             1999                 2000               1999
                                                      ------------     ------------      -----------------     ------------

Revenues:
     Lease finance income                                 $70,778          $54,513               $207,822         $166,363
     Rental income                                          8,850            8,723                 27,186           27,760
     Interest on IKON income tax deferrals                  4,168            4,361                 12,672           12,836
     Other income                                           6,591            5,486                 17,534           12,900
                                                      ------------     ------------      -----------------     ------------
                                                           90,387           73,083                265,214          219,859
                                                      ------------     ------------      -----------------     ------------

Expenses:
     Interest                                              36,875           28,339                109,652           84,148
     General and administrative                            20,527           15,470                 60,090           48,014
                                                      ------------     ------------      -----------------     ------------
                                                           57,402           43,809                169,742          132,162
                                                      ------------     ------------      -----------------     ------------

Gain on sale of lease receivables                                            3,477                     76           24,356
                                                      ------------     ------------      -----------------     ------------


Income before income taxes                                 32,985           32,751                 95,548          112,053

Provision for income taxes                                 13,306           11,307                 38,331           44,614
                                                      ------------     ------------      -----------------     ------------

Net income                                                $19,679          $21,444                $57,217          $67,439
                                                      ============     ============      =================     ============



See notes to condensed consolidated financial statements.

                                          IOS CAPITAL, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands)
                                             (unaudited)

                                                                            Nine Months Ended
                                                                                  June 30,
                                                                        ----------------------------
                                                                            2000             1999
                                                                        -----------      -----------
Cash Flows from operating activities:
Net income                                                              $    57,217      $    67,439
Adjustments to reconcile net income to net
      cash provided by operating activities
           Depreciation and amortization                                     23,934           25,401
           Deferred tax provision                                            14,644           29,176
           Provision for lease default                                       14,999
           Gain on sale of investment in leases                                 (76)         (24,356)
           Changes in operating assets and liabilities:
               Accounts receivable                                           (1,204)         (17,891)
               Prepaid expenses and other assets                             10,215           17,436
               Accounts payable and accrued expenses                          1,752            2,301
               Accrued interest                                             (15,644)         (26,714)
                                                                        -----------      -----------
                         Net cash provided by operating activities          105,837           72,792
                                                                        -----------      -----------

Cash flows from investing activities:
Purchases of leased equipment                                               (11,407)          (6,024)
Proceeds from terminations of leased equipment                                4,605            5,495
Purchases of property and equipment                                                             (140)
Proceeds from sale of property and equipment                                    122              122
Investment in Leases
      Additions                                                          (1,400,034)      (1,128,360)
      Cancellations                                                         222,327          257,133
      Collections                                                         1,029,779          633,879
      Lease default reserve transfer from IKON, net of deferred tax          44,955
      Proceeds from sale of leases                                              923          375,142
      Repurchase of leases                                                 (275,000)        (250,000)
                                                                        -----------      -----------
                         Net cash used in investing activities             (383,730)        (112,753)
                                                                        -----------      -----------

Cash flows from financing activities:
Payments on bank borrowings                                                (250,000)        (100,000)
Proceeds from bank borrowings                                               333,000
Payments on medium term notes                                              (499,350)        (385,900)
Proceeds from issuance of lease-backed notes                              1,194,849          749,331
Payments on lease-backed notes                                             (406,439)         (55,105)
Deposit to restricted cash                                                  (59,554)         (33,433)
Dividend to IKON                                                            (30,000)         (30,000)
                                                                        -----------      -----------
                         Net cash provided by financing activities          282,506          144,893
                                                                        -----------      -----------

Increase in cash and amounts due from IKON                                    4,613          104,932
Cash and Due (to) from IKON at beginning of year                           (111,314)          54,681
                                                                        -----------      -----------
Cash and Due (to) from IKON at end of period                            ($  106,701)     $   159,613
                                                                        ===========      ===========



See notes to condensed consolidated financial statements.

                                IOS Capital, Inc.
              Notes to Condensed Consolidated Financial Statements
                             (amounts in thousands)
                                   (unaudited)


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

Note 2:  Medium Term Note Program
         ------------------------

The amount available to be offered under the Company's medium term note program is $3,500,000. The program allows the Company to offer to the public from time to time medium term notes having an aggregate initial offering price not exceeding the total program amount. These notes are offered at varying maturities of nine months or more from their dates of issue and may be subject to redemption at the option of the Company, in whole or in part, prior to the maturity date in conjunction with meeting specified provisions. Interest rates are determined based on market conditions at the time of issuance. As of June 30, 2000, $743,500 of medium term notes were outstanding with a weighted average interest rate of 6.4%.

Note 3:  Asset Securitization Conduit Financing
         --------------------------------------

On December 9, 1999, the Company pledged or transferred $311,382 in financing lease receivables for $247,600 in cash in connection with its revolving asset securitization, in a transfer accounted for as a financing. On January 20, 2000, the Company pledged or transferred $2,860 in financing lease receivables for $2,400 in cash in connection with its revolving asset securitization, in a transfer accounted for as a financing. The Company repaid $250,000 on June 2, 2000 when it issued the 2000-1 Notes described below. On June 30, 2000, the Company pledged or transferred $98,907 in financing lease receivables for $83,000 in cash in connection with its revolving asset securitization, in a transfer accounted for as a financing. As of June 30, 2000, the Company had approximately $167,000 available under its revolving asset securitization agreement.

The Company had additional asset securitization agreements for $275,000 of eligible direct financing receivables. These agreements were also structured as revolving securitizations, whereby additional leases can be sold as collections reduce the previously sold interests. During fiscal 1999, collections reduced previously sold interests on the Company's asset securitization agreements by $152,098. The Company sold an additional $152,098 in net eligible direct financing receivables and recognized pretax gains of $12,200 for fiscal year 1999. On October 7, 1999, these leases were repurchased with a portion of the proceeds received from the issuance of $699,595 of lease-backed notes.

Note 4:  Lease-Backed Notes
         ------------------

In addition to the $622,948 of lease-backed notes (the "1999-1 Notes") outstanding at September 30, 1999, on October 7, 1999, IKON Receivables, LLC (a consolidated affiliate of the Company) publicly issued $699,595 of lease-backed notes (the "1999-2 Notes") under its $1,825,000 shelf registration statement filed May 7, 1999 with the Securities and Exchange Commission. Class A-1 Notes totaling $235,326 have a stated interest rate of 6.14125%, Class A-2 Notes totaling $51,100 have a stated interest rate of 6.31%, Class A-3a Notes totaling $100,000 have a stated interest rate of 6.59%, Class A-3b Notes totaling $240,891 have a variable interest rate and Class A-4 Notes totaling $72,278 have a stated interest rate of 6.88%. The Class A-3b Notes pay interest at a rate of 1-month LIBOR plus 0.36% (which has been fixed at 6.63% through an interest rate swap). The 1999-1 and 1999-2 Notes are secured by a pool of office equipment leases or contracts and related assets ("the 1999-1 and 1999-2 Asset Pools") and the payments on the 1999-1 and 1999-2 Notes are made from payments received on the leases. The Company received approximately $697,000 in net proceeds from the sale of the 1999-2 Notes and used $275,000 of that amount to repurchase previously sold leases. The repurchased leases were contributed as part of the 1999-2 Asset Pool.

On June 2, 2000, IKON Receivables, LLC publicly issued $498,510 of lease-backed notes (the "2000-1 Notes") under a $2,000,000 shelf registration statement filed in May 2000 (which incorporated the unused portion of the $1,825,000 shelf registration statement filed May 7, 1999) with the Securities and Exchange Commission. Class A-1 Notes totaling $130,000 have a stated interest rate of 6.99625%, Class A-2 Notes totaling $54,000 have a stated interest rate of 7.51%, Class A-3 Notes totaling $230,000 have a variable interest rate, and Class A-4 Notes totaling $84,510 have a variable interest rate. The Class A-3 Notes pay interest at a rate of 1-month LIBOR plus 0.19% (which has been fixed at 7.802% through an interest rate swap) and the Class A-4 Notes pay interest at a rate of 1-month LIBOR plus 0.23% (which has been fixed at 7.82% through an interest rate swap).  The  transaction  was  structured  the same as the 1999-1  Notes and the
1999-2 Notes described above. The Notes are secured by a pool of office equipment leases or contracts and related assets ("the 2000-1 Asset Pool") and the payments on the Notes are made from payments received on the leases. The Company received approximately $497,000 in net proceeds from the sale of the 2000-1 Notes and used $250,000 of that amount to repurchase previously sold leases. The repurchased leases were contributed as part of the 2000-1 Asset Pool. As of June 30, 2000, IKON Receivables, LLC had approximately $1,501,000 available under the $2,000,000 shelf registration statement.

Restricted cash on the balance sheet represents cash that has been collected on the lease receivables in the 1999-1, 1999-2 and 2000-1 Asset Pools, which must be used to repay the 1999-1, 1999-2 and 2000-1 Notes, respectively.


Note 5:  Comprehensive Income
         --------------------

Total comprehensive income is as follows:

                                                 Three Months Ended                        Nine Months Ended
                                                      June 30,                                 June 30,
                                             ----------------------------             ----------------------------
                                                2000            1999                     2000            1999
                                             ----------------------------             ----------------------------
Net income                                       $19,679         $21,444                  $57,217         $67,439
Mark to market adjustment on the retained
interest on lease receivables, net of tax                        (1,128)
                                             ------------    ------------             ------------    ------------

Total comprehensive income                       $19,679         $20,316                  $57,217         $67,439
                                             ============    ============             ============    ============

Note 6:  Lease Default Reserve
         ---------------------

Effective the first quarter of fiscal 2000, reserves for credit loss are maintained on the books of the Company, rather than each IKON Office Solutions, Inc. ("IKON") marketplace. At the beginning of fiscal 2000, lease default reserves of $74,305 and the related deferred tax liability of $29,350 were transferred to the Company from the IKON marketplaces. During fiscal 2000, a provision for lease defaults of $42,873 was recorded to increase the reserve. Of this provision, $14,999 was recorded as an expense on the books of the Company and $27,873 was recorded as an expense on the books of the IKON marketplaces. Lease write-offs of $50,602 were recorded to reduce the reserve. As a result of the above, the lease default reserve at June 30, 2000 is $66,575.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction H(2)(a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations.


                    Three Months Ended June 30, 2000 Compared
                    -----------------------------------------
                    with the Three Months Ended June 30, 1999
                    -----------------------------------------

Revenues
--------

Total revenues increased by $17,304 or 23.7% in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. Lease finance income increased by $16,265 or 29.8%. The lease portfolio increased 13.7% from September 30, 1999 to June 30, 2000. This increase is attributable to the change from off balance sheet asset securitizations to on balance sheet asset backed financings.

Office equipment placed on rental by the IKON marketplaces to customers, with cancelable terms, may be purchased by the Company as an operating lease. During the third quarter of fiscal 2000, the Company's purchases of operating lease equipment were $3,539, compared to $317 in the third quarter of fiscal 1999. Operating leases contributed $8,850 in rental income during the third quarter of fiscal 2000, compared to $8,723 in the third quarter of fiscal 1999.

The Company earns interest income on the deferred tax liabilities of the IKON marketplaces associated with leases funded through the Company at a rate consistent with the Company's weighted average outside borrowing rate of interest. The Company's average rate was 6.8% for the third quarter of fiscal 2000 and 6.4% for the third quarter of fiscal 1999. The deferred tax base upon which these payments are calculated decreased by 3.8% to $253,850 at June 30, 2000 from $262,209 at June 30, 1999. Interest income on deferred taxes remained relatively consistent for the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999.

Other income consists primarily of late payment charges, interest income on restricted cash and various billing fees. The structure of these fees has remained basically unchanged from fiscal 1999. The growth in other income is primarily due to interest income on restricted cash in relation to the financing of the Company's asset backed securitizations. Overall, income from these sources grew by $1,105 or 20.1%, in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999.


Expenses
--------

Average borrowings to finance the lease portfolio in the form of loans from banks and the issuance of medium term notes and lease-backed notes in the public market increased by 3.7%, with $2,241,114 outstanding at June 30, 2000 compared to $2,160,387 outstanding at June 30, 1999. The Company paid a weighted average interest rate on all borrowings for the third quarter of fiscal 2000 of 6.8% compared to 6.4% for the third quarter of fiscal 1999. As a result of the increased average borrowings and weighted average interest rate and the Company's change from off balance sheet asset securitizations to on balance sheet asset backed financings, interest expense grew by $8,536 or 30.1%, in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. At June 30, 2000, the Company's debt to equity ratio including amounts due to IKON was 5.6 to 1.

Total general and administrative expenses in the third quarter of fiscal 2000 increased by $5,057 or 32.7%, compared to the third quarter of fiscal 1999. The general and administrative expense category in the third quarter of fiscal 2000 includes depreciation expense on leased equipment totaling $7,358 compared to $7,257 in the third quarter of fiscal 1999. Effective October 1, 1999, the Company terminated the lease bonus program which provided incentives to IKON marketplaces when IKON customers leased equipment from the Company; therefore, there were no lease bonus subsidy payments included in the general and administrative expense category in the third quarter of fiscal 2000 compared to $3,082 in the third quarter of fiscal 1999. In addition, effective October 1, 1999, reserves for credit losses are maintained by the Company rather than the IKON marketplaces; therefore, bad debt expense included in the general and administrative expense category in the third quarter of fiscal 2000 was

$5,393 compared to none in the third quarter of fiscal 1999. Excluding the effects of depreciation expense on operating leases, lease bonus subsidy payments and bad debt expense, remaining general and administrative expenses increased by $2,645 or 51.6%, in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999 primarily due to the removal of general and administrative expense credits associated with the prior off balance sheet asset securitizations.


Gain on Sale of Lease Receivables
---------------------------------

During the third quarter of fiscal 1999, the Company completed an asset securitization whereby it sold $42,125 in net eligible direct financing receivables and recognized pretax gains of $3,477.


Income Before Income Taxes
--------------------------

Income before income taxes for the third quarter of fiscal 2000 increased by $234 or .7% compared to the third quarter of fiscal 1999. This increase in income before income taxes was essentially the effect of increased lease finance income offset by increases in interest expense and general and administrative expenses in the third quarter of fiscal 2000, and a gain on sale of lease receivables recorded in fiscal 1999 primarily due to the removal of administrative expense credits associated with the prior off balance sheet asset securitizations.


Provision for Income Taxes
--------------------------

Income taxes for the third quarter of fiscal 2000 increased by $1,999 or 17.7% compared to the third quarter of fiscal 1999. This increase in income taxes is directly attributable to the change in estimated effective tax rate during the third quarter of fiscal 1999. The effective tax rate was 40% for the third quarter of fiscal 2000 and 35% for the third quarter of 1999.


                    Nine Months Ended June 30, 2000 Compared
                    ----------------------------------------
                    with the Nine Months Ended June 30, 1999
                    ----------------------------------------


Revenues
--------

Total revenues increased by $45,355 or 20.6% in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999. Lease finance income increased by $41,459 or 24.9%. The lease portfolio increased by 13.7 % from September 30, 1999 to June 30, 2000. This increase is attributable to the change from off balance sheet asset securitization to on balance sheet asset backed financings.

Office equipment placed on rental by the IKON marketplaces to customers, with cancelable terms, may be purchased by the Company as an operating lease. During the first nine months of fiscal 2000 and 1999, the Company purchased operating lease equipment of $11,407 and $6,024, respectively. Operating leases contributed $27,186 in rental income during the first nine months of fiscal 2000, compared to $27,760 in the first nine months of fiscal 1999.

The Company earns interest income on the deferred tax liabilities of the IKON marketplaces associated with leases funded through the Company at a rate consistent with the Company's weighted average outside borrowing rate of interest. The Company's average rate was 6.7% for the first nine months of fiscal 2000 and 6.4% for the first nine months of fiscal 1999. The deferred tax base upon which these payments are calculated decreased by 3.8% to $253,850 at June 30, 2000 from $262,209 at June 30, 1999. Interest income on deferred taxes decreased by $164 or 1.3% in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999.

Other income consists primarily of late payment charges, interest income on restricted cash and various billing fees. The structure of these fees has remained basically unchanged from fiscal 1999. The growth in other income is primarily due to interest income on restricted cash in relation to the Company's financing of asset backed securitizations. Overall, income from these sources grew by $4,634 or 35.9%, in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999.

Expenses
--------

Average borrowings to finance the lease portfolio in the form of loans from banks and the issuance of medium term notes and lease-backed notes in the public market increased by 3.7%, with $2,241,114 outstanding at June 30, 2000 compared to $2,160,387 outstanding at June 30, 1999. The Company paid a weighted average interest rate on all borrowings of 6.7% in the first nine months of fiscal 2000 and 6.4% in the first nine months of fiscal 1999. Primarily as a result of the increased average borrowings and weighted average interest rate and the Company's change from off balance sheet asset securitizations to on balance sheet asset backed financings, interest expense grew by $25,504, or 30.3%, in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999. At June 30, 2000, the Company's debt to equity ratio, including intercompany amounts due to IKON, was 5.6 to 1.

Total general and administrative expenses for the first nine months of fiscal 2000 increased by $12,076 or 25.2%, compared to the first nine months of fiscal 1999. The general and administrative expense category in the first nine months of fiscal 2000 includes depreciation expense on leased equipment totaling $22,691, compared to $23,281 for the first nine months of fiscal 1999. Effective October 1, 1999, the Company terminated the lease bonus program which provided incentives to IKON marketplaces when IKON customers leased equipment from the Company; therefore, there were no lease bonus subsidy payments included in the general and administrative expense category in the first nine months of fiscal 2000 compared to $8,890 in the first nine months of fiscal 1999. In addition, effective October 1, 1999, reserves for credit losses are maintained by the Company rather than the IKON marketplaces; therefore, bad debt expense included in the general and administrative expense category in the first nine months of fiscal 2000 was $14,999 compared to none in the first nine months of fiscal 1999. Excluding the effects of depreciation expense on operating leases, lease bonus subsidy payments and bad debt expense, remaining general and administrative expenses increased by $6,557 or 41.4%, in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999, primarily due to the removal of general and administrative expense credits associated with the prior off balance sheet asset securitizations.

Gain on Sale of Lease Receivables
---------------------------------

The Company completed various asset securitization transactions whereby it sold direct financing receivables. The Company recognized pretax gains on these transactions of $76 and $24,356 in the first nine months ended June 30, 2000 and 1999, respectively.

Income Before Income Taxes
--------------------------

Income before income taxes for the first nine months of fiscal 2000 decreased by $16,505 or 14.7% compared to the first nine months of fiscal 1999. This decrease in income before income taxes is directly attributable to the decrease in the gain on sale of lease receivables offset by higher operating income in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999.

Provision for Income Taxes
--------------------------

Income taxes for the first nine months of fiscal 2000 decreased by $6,283 or 14.1% compared to the first nine months of fiscal 1999. This decrease in income taxes is directly attributable to the decrease in income before income taxes in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999. The effective tax rate was 40% for the first nine months of fiscal 2000 and 40% for the first nine months of 1999.


Impact of Year 2000
-------------------

Through July 31, 2000, our operations are fully functioning and have not experienced any significant issues associated with the Year 2000 problem. For further information, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's quarterly report on Form 10-Q for the period ended March 31, 2000 and the Company's Annual Report on Form 10-K/A for its fiscal year ended September 30, 1999.

Pending Accounting Changes
--------------------------

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It will require us to recognize all derivatives as either assets or liabilities and measure the instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment to FASB Statement No.133" which addresses a limited number of implementation issues and should be adopted concurrently with Statement No.133. The Company intends to adopt both standards on October 1, 2000. The Company does not believe the effect of adoption will be material.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Pursuant to General Instruction H(2)(c) of Form 10-Q the information required by this item has been omitted.


FORWARD-LOOKING INFORMATION

This Report includes or incorporates by reference information which may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes the expectations contained in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove correct. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the Company's and/or IKON's future financial condition and results. These risks and uncertainties, which apply to both the Company and IKON, include, but are not limited to, risks and uncertainties relating to: factors which may affect the Company's ability to recoup the full amount due on the 1999-1, 1999-2 and 2000-1 Leases (such as lessee defaults or factors impeding recovery efforts), conducting operations in a competitive environment and a changing industry (which includes technical services and products that are relatively new to the industry, IKON, and to the Company); delays, difficulties, management transitions and employment issues associated with consolidations and/or changes in business operations; managing the integration of acquired businesses; existing and future vendor relationships; risks relating to currency exchange; economic, legal and political issues associated with international operations; potential Year 2000 deficiencies associated with the operation of IKON's or the Company's internal systems and distributed products; the Company's ability to access capital and its debt service requirements (including sensitivity to fluctuation in interest rates); and general economic conditions. The results for the interim are not necessarily indicative of the results to be expected for the entire year. Certain additional risks and uncertainties are set forth in the Company's 1999 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 6.      Exhibits and Reports on Form 8-K
---------------------------------------------

     (a)  The  following   Exhibits  are  furnished  pursuant  to  Item  601  of
          Regulation S-K:

             Exhibit No. (27) Financial Data Schedule


     (b)  Reports on Form 8-K

On May 3, 2000, the Company's parent filed a Current Report on Form 8-K to file, under Item 5 of the form, information contained in its press release dated April 26, 2000 regarding the results for the second quarter of fiscal 2000 as well as announcing that James J. Forese had been named to serve as Chairman of IKON's Board of Directors.

On May 22, 2000, and as amended on May 25, 2000, IKON Receivables, LLC (a wholly owned subsidiary of the Company) filed a Current Report on Form 8-K to file, under Item 5 of the form, information that incorporated by reference the consolidated financial statements of Ambac Assurance Corporation and its subsidiaries as of December 31, 1999 and December 31, 1998 and for each of the years in the three-year period ended December 31, 1999, included in the Annual Report on Form 10-K of Ambac Financial Group, Inc. and the unaudited consolidated financial statements of Ambac Assurance Corporation and its subsidiaries as of March 31, 2000, and for the periods ended March 31, 2000, and March 31, 1999, included in the Quarterly Report on Form 10-Q of Ambac Financial Group, Inc. for the period ended March 31, 2000. The above referenced consolidated financial statements were also incorporated into the Registration Statement of IKON Receivables, LLC and the Preliminary Prospectus Supplement dated May 19, 2000, and as amended on May 25, 2000, respectively, relating to IKON Receivables, LLC's Lease-Backed Notes, Series 2000-1.

On May 30, 2000, IKON Receivables, LLC (a wholly owned subsidiary of the Company) filed a Current Report on Form 8-K to file, under Item 5 of the form, information furnished to certain prospective investors regarding the offering of IKON Receivables, LLC Lease-Backed Notes, Series 2000-1.

On June 16,  2000,  IKON  Receivables,  LLC (a wholly  owned  subsidiary  of the
Company) filed a Current Report on Form 8-K to file, under Item 2 of the form, information regarding the registration of $2,000,000 in principal amount of Lease-Backed Notes by a Registration Statement on Form S-3 and the issuance of $498,510 in principal amount of said Lease-Backed Notes. Each series of notes which may be issued under the registration statement will be issued pursuant to an indenture.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                        IOS CAPITAL, INC.


Date   August 14, 2000                  /s/ Harry G. Kozee
      ------------------                ------------------------------------
                                        Harry G. Kozee
                                        Vice President - Finance
                                        (Chief Accounting Officer)