Form 10-K
period 2000-09-30
IOS CAPITAL INC
filed 2000-12-29
CIK 922255

                               IOS Capital, Inc.
                                   FORM 10-K
                               September 30, 2000

   As filed with the Securities and Exchange Commission on December 28, 2000
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
  [X]Annual report pursuant to section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the fiscal year ended September 30, 2000 or

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The number of shares of common stock, par value $.01 per share, outstanding as of December 28, 2000 was 1,000, all of which were owned by IKON Office Solutions, Inc.

  Registered debt outstanding of the Company and all wholly owned subsidiaries as of December 28, 2000 was $2,147,535.

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS*

                                                                        Page No.
                                                                        --------
                                     PART I
 ITEM 1.  BUSINESS...................................................       1
 ITEM 2.  PROPERTIES.................................................       8
 ITEM 3.  LEGAL PROCEEDINGS..........................................       8
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........       9

                                    PART II

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.......................................       9
 ITEM 6.  SELECTED FINANCIAL DATA....................................       9
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.................................       9
 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.      11
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................      12
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE..................................      12

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........      12
 ITEM 11. EXECUTIVE COMPENSATION.....................................      12
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT................................................     13
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............      13

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K .................................................      13

* All amounts contained in this annual report on Form 10-K are in thousands unless otherwise noted.

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

  IKON is a public company headquartered in Malvern, Pennsylvania and is the largest independent distribution network of office equipment in North America. IKON has locations in the United States, Canada, Mexico and Europe. IKON provides customers with total business solutions for every office, production and outsourcing need, including copiers and printers, color solutions, distributed printing, facilities management, imaging and legal outsourcing solutions, as well as network design and consulting, e-business development, telecommunications services and technology training. IKON's fiscal 2000 revenues were approximately $5.4 billion.

  The Company is engaged in the business of arranging lease financing exclusively for office equipment marketed by IKON's U.S. marketplaces ("IKON marketplaces"), which sell and service copier equipment, facsimile machines and other equipment. The ability to offer lease financing on this equipment through IOS Capital is considered a competitive marketing advantage which more closely ties IKON to its customer base. During fiscal 2000, 72% of new equipment sold by IKON marketplaces was financed through the Company. The Company and IKON will seek to increase this percentage in the future, as leasing enhances the overall profit margin on equipment and is considered an important customer retention strategy.

  The equipment financed by the Company consists of copiers, facsimile machines, and related accessories and peripheral equipment, the majority of which are produced by major office equipment manufacturers including Canon, Ricoh and Oce. Currently 50% of the equipment financed by the Company represents copiers, 16% fax machines, and 34% other equipment.

  The Company provides IKON with standard lease rates for use in customer quotes. However, IKON marketplaces may charge the customer more or less than IOS Capital's standard rates, and the IKON marketplace would absorb any variances from the standard rates.

  The Company's customer base (which consists of end users of the equipment) is widely dispersed, with the ten largest customers representing less than 16% of the Company's total lease portfolio. The typical new lease financed by the Company averages $19 in amount and 48 months in duration. Although 95% of the leases are scheduled for regular monthly payments, customers are also offered quarterly, semi-annual, and other customized payment terms. In connection with its leasing activities, the Company performs billing, collection, property and sales tax filings, and provides quotes on equipment upgrades and lease-end notification. The Company also provides certain financial reporting services to the IKON marketplaces, such as a monthly report of marketplace leasing activity and related statistics.

                                Types of Leases

  The lease portfolio of the Company includes direct financing leases and funded leases. Direct financing leases are contractual obligations between the Company and the IKON customer (the "customer") and represent the majority of the Company's lease portfolio. Funded leases are contractual obligations between the IKON marketplace and the customer which have been financed by the Company.

  Funded leases represented approximately 13% of the Company's leases as of September 30, 2000. The IKON marketplaces have assigned to the Company, with full recourse, their rights under the underlying contracts including the right to receive lease and rental payments as well as a security interest in the related equipment.

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

                                  Tax Leases

  Tax leases represented 97% of the Company's total lease portfolio as of September 30, 2000. The Company or the IKON marketplace is considered to be the owner of the equipment for tax purposes during the life of these leases and receives the tax benefit associated with equipment depreciation. Tax leases are structured with a fair market value purchase option. Generally, the customer may return the equipment, continue to rent the equipment or purchase the equipment for its fair market value at the end of the lease.

  Each tax lease has a stated equipment residual value generally ranging from 0% to 25% of retail price, depending on equipment model and lease term. As of September 30, 2000, the average equipment residual value for all leases in the Company's portfolio was 8.0%. Upon early termination of the lease or at the normal end of the lease term, the Company charges the IKON marketplace for the stated residual position, if any, and the equipment is returned to the IKON marketplace. Any gain or loss on the equipment's residual value is realized by the IKON marketplace.

                          Conditional Sales Contracts

  Conditional sales contracts account for the remaining 3% of the leases in the Company's total lease portfolio. Under these arrangements, the customer is considered to be the owner of the equipment for tax purposes and would receive any tax benefit associated with equipment depreciation. Each conditional sales contract has a stated residual value of 0%. Conditional sales contracts are customarily structured with higher monthly lease payments than the tax leases and have a one-dollar purchase option for the equipment at lease-end. Thus, because of the higher monthly payments, the after-tax cost of the equipment to the customer (or, for funded leases, to the IKON marketplace) under a conditional sales contract is substantially the same as under a tax lease (assuming the exercise of the purchase option). Although the customer has the option of returning or continuing to rent the equipment at lease-end, the customer almost always exercises the one-dollar purchase option at the end of the lease term.

                               Leased Equipment

  The Company also offers financing of the cost of office equipment that the IKON marketplaces maintain in inventory for short-term rental to customers. This category of leased equipment also includes equipment currently rented to customers where the rental agreements are considered to be cancelable by the customer, based on the terms and conditions of the rental contracts in effect. Under current operating guidelines, any equipment not physically on rental to customers for a period exceeding 120 continuous days must be repurchased by the IKON marketplaces at its current book value.

                 Relationship With IKON Office Solutions, Inc.

  The Company, as a captive finance subsidiary of IKON, derives its customer base from the business sourced by its affiliates within IKON. There are several agreements and programs between the Company and IKON, which are described below.

                               Support Agreement

  The 1996 Support Agreement between the Company and IKON provides that IKON will make a cash payment to the Company (or an investment in the form of equity or subordinated notes) as needed to comply with two requirements: i) that the Company will maintain a pre-tax interest coverage ratio (income before interest expense and taxes divided by interest expense) so that the Company's pre-tax income plus interest expense will not be less than 1.25 times interest expense, and ii) that the Company will maintain a minimum tangible net worth of $1.00. The agreement also provides that IKON will maintain 100% direct or indirect ownership of the Company and limits the leverage of debt to equity to a maximum of 6 to 1.

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

                            Cash Management Program

  The Company participates in IKON's domestic cash management program. Under this program, the Company has an account with IKON through which cash in excess of current operating requirements is temporarily placed on deposit. Similarly, amounts are periodically borrowed from IKON. Interest is paid or charged by IKON on these amounts. The Company was in a net average deposit position with IKON during fiscal 2000, 1999 and 1998 and earned interest income of $2,281, $5,956 and $5,290, respectively.

                                Management Fee

  Included in general and administrative expenses are corporate overhead expenses charged by IKON of $1,500 in fiscal year 2000 and $552 in both fiscal 1999 and 1998. These corporate charges represent management's estimate of costs incurred by IKON on behalf of IOS Capital. The increase in corporate charges in fiscal 2000 is due to the increase in legal, treasury, tax, and marketing support provided by IKON as a result of the increase in the Company's financing activity.

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

                       Interest on Income Tax Deferrals

  The Company provides substantial tax benefits to IKON through the use of the installment sales method on equipment financed through the Company. Taxes deferred by IKON due to this tax treatment totaled a cumulative amount of approximately $493,000 at the end of fiscal 2000. IKON pays the Company interest on the portion of these tax deferrals which arise from intercompany sales. In fiscal 2000, 1999 and 1998, interest was earned by the Company at a rate consistent with the Company's weighted average outside borrowing rate of interest. Under this method, the Company earned interest at an average rate of 6.7% in fiscal 2000 totaling $16,773, 6.6% in fiscal 1999 totaling $16,764 and 6.5% in fiscal 1998 totaling $15,734.

                              Lease Bonus Program

  The Company sponsored a lease bonus subsidy program which provided incentives to IKON marketplaces when IKON customers leased equipment from the Company. The focus of the bonus subsidy program was to reimburse IKON for third party lease payoffs incurred when buying out the equipment leases of a competitor. During fiscal 1999 and 1998, bonus payments made to IKON marketplaces or IKON totaled $12,000 and $16,400, respectively. Effective October 1, 1999, the Company and IKON agreed to terminate this program.

                      Credit Policies and Loss Experience

  On October 1, 1998, the Company began the implementation of a national credit review process for all lease transactions submitted to the Company for funding. Under this process, which was fully implemented by April 1999, the Company approves the credit for all the lease transactions prior to funding the IKON marketplaces.

  Prior to October 1, 1999, the Company and IKON followed an operating arrangement that required, in the event of default, the IKON marketplace to repurchase the equipment at the net investment value of the lease on the default date. Default is defined as any receivable becoming 120 days past due or otherwise being reasonably declared uncollectible by the Company. At September 30, 1999 and 1998, all of the Company's accounts receivable and direct financing leases, including residual values, were subject to such repurchase terms. In view of the foregoing agreement, the Company made no provision in the accompanying financial statements for uncollectible receivables. Excluding the effect of recoveries, the gross value of leases declared uncollectible was $72,500 in fiscal 2000, $79,200 in fiscal 1999 and $98,800 in fiscal 1998. For fiscal 2000, 1999 and 1998, the gross chargebacks represented 2.6%, 3.0% and 3.9%, respectively, of the average portfolio balances during the year.

  On October 1, 1999, lease default reserves of $74,305 and the related deferred tax liability of $29,350 were transferred to the Company from the IKON marketplaces. During fiscal 2000, a provision for lease defaults of $58,113 was recorded to increase the reserve. Of this provision, $20,333 was recorded as an expense on the books of the Company and $37,780 was recorded as an expense on the books of the IKON marketplaces. Lease write-offs of $70,152 were recorded to reduce the reserve. As a result of the above, the lease default reserve at September 30, 2000 is $62,266.

  Prior to October 1, 1999, reserves for credit losses were maintained by the IKON marketplaces and IKON. On a monthly basis, the Company reported the respective net investment value of the lease portfolio to each IKON marketplace so the IKON marketplace could properly accrue the credit loss reserve balance. In accordance with IKON policy, each IKON marketplace maintained aggregate reserves of at least the loss-to-liquidation percentage of the IKON marketplace's total portfolio (including $275 of net leases sold under an asset securitization agreement being serviced by the Company). Reserves maintained for fiscal 1999 and 1998, as a percentage of the leasing portfolio at fiscal year end, were 2.8% and 3.4% respectively. Effective October 1, 1999, the Company began a shared recourse arrangement with the IKON marketplaces. This arrangement provides for net losses resultant from lease defaults to be shared equally. The lease default reserve is maintained at the Company and the provisions for lease default are shared between the Company and the IKON marketplaces.

  During fiscal 2000 and 1999, accounts classified as current (less than 30 days outstanding) ranged from 87% to 92% of the total portfolio balance on a monthly basis. The aging of the Company's lease portfolio receivables at September 30, 2000 was as follows:

                                                       (dollars in thousands)
                                                       -------------------------
     Current.......................................... $    2,892,387      87.1%
     Over 30 days.....................................        252,378       7.6%
     Over 60 days.....................................        109,585       3.3%
     Over 90 days.....................................         66,415       2.0%
                                                       --------------  --------
                                                          $ 3,320,765     100.0%
                                                                       ========
     Less:
       Unearned interest..............................       (512,526)
                                                       --------------
                                                          $ 2,808,239
                                                       ==============

                                    Funding

  The original amount available to be offered under the Company's medium term note program is $3,500,000. The program allows the Company to offer to the public from time to time medium term notes having an aggregate initial offering price not exceeding the total program amount. These notes are offered at varying maturities of nine months or more from their dates of issue and may be subject to redemption at the option of the Company, in whole or in part, prior to the maturity date in conjunction with meeting specified provisions. Interest rates are determined based on market conditions at the time of issuance. As of September 30, 2000, $568,500 of medium term notes were outstanding with a weighted average interest rate of 6.6% and $1,123,350 remains available under the program.

  The Company has entered into asset securitization agreements for $275,000 of eligible direct financing lease receivables that expired in March 2000 ($125,000) and September 2000 ($150,000). The agreements contain overcollateralization to cover any potential losses to the purchaser due to uncollectible leases. As collections reduce previously sold interests, new leases could have been sold up to the agreement amount. In fiscal 1999, the Company sold an additional $152,098 in leases, replacing leases paid/collected during the year and recognized pretax gains of $12,121. On October 7, 1999, these leases were repurchased with a portion of the proceeds received from the issuance of approximately $700,000 of lease-backed notes.

  In December 1998, the Company entered into an asset securitization transaction whereby it sold $366,600 in direct financing lease receivables for $250,000 in cash and a retained interest in the remainder. The agreement is for an initial three-year term with certain renewal provisions and was structured as a revolving asset securitization so that as collections reduce previously sold interests in this new pool of leases, additional leases can be sold up to $250,000. The terms of the agreement require that the Company continue to service the lease portfolio. The Company recognized a pretax gain of $14,333 during the first quarter of fiscal 1999 on this agreement. On May 25, 1999, the Company repurchased the leases sold in this transaction with the proceeds from the lease-backed notes described below.

  On December 9, 1999, the Company pledged or transferred $311,382 in financing lease receivables for $247,600 in cash in connection with its revolving asset securitization, in a transfer accounted for as a financing. On January 20, 2000, the Company pledged or transferred $2,860 in financing lease receivables for $2,400 in cash in connection with its revolving asset securitization, in a transfer accounted for as a financing. The Company repaid $250,000 on June 2, 2000 when it issued the 2000-1 Notes described below. On June 30, 2000, the Company pledged or transferred $98,907 in financing lease receivables for $83,000 in cash in connection with its revolving asset securitization, in a transfer accounted for as a financing. In September 2000, the Company pledged or transferred $193,705 in financing lease receivables for $150,000 in cash in connection with its revolving asset securitization agreements, in a transfer accounted for as a financing. As of September 30, 2000, the Company had approximately $17,000 available under its revolving asset securitization agreement.

  In September 2000, the Company entered into an asset securitization transaction whereby it sold $414,843 in direct financing lease receivables for $349,795 in cash and a retained interest in the remainder. The agreement is for an initial three-year term with certain renewal provisions and was structured as a revolving asset securitization so that as collections reduce previously sold interests in this new pool of leases, additional leases can be sold up to $349,795. The terms of the agreement require that the Company continue to service the lease portfolio. As of September 30, 2000, this revolving asset securitization agreement was fully drawn.

  IKON Receivables, LLC has issued Series 1999-1, 1999-2, and 2000-1 Lease-Backed Notes as described below:

                                           Principal                  Stated
                                Issuance    Issuance                 Maturity
        Series       Notes        Date       Amount   Interest Rate    Date
        ------     ---------- ------------ ---------- ------------- -----------
     1999-1....... Class A-1  05/25/99     $  304,474         5.11%  June, 2000
                   Class A-2  05/25/99         61,579         5.60%   May, 2005
                   Class A-3  05/25/99        304,127         5.99%   May, 2005
                   Class A-4  05/25/99         81,462         6.23%   May, 2005
                                           ----------
                              Sub-Total       751,642
                                           ==========

     1999-2....... Class A-1  10/07/99        235,326      6.14125%   Oct, 2000
                   Class A-2  10/07/99         51,100         6.31%   May, 2001
                   Class A-3a 10/07/99        100,000         6.59%   Aug, 2003
                   Class A-3b 10/07/99        240,891 LIBOR + 0.36%   Aug, 2003
                   Class A-4  10/07/99         72,278         6.88%   Nov, 2005
                                           ----------
                              Sub-Total       699,595
                                           ==========

     2000-1....... Class A-1  06/02/00        130,000      6.99625%  June, 2001
                   Class A-2  06/02/00         54,000      7.51000% March, 2002
                   Class A-3  06/02/00        230,000 LIBOR + 0.19% March, 2004
                   Class A-4  06/02/00         84,510 LIBOR + 0.23%  Sept, 2006
                                           ----------
                              Sub-Total       498,510
                                           ==========
                              Total Issued $1,949,747
                                           ==========

  IKON Receivables, LLC has issued the following aggregate principal amounts of Lease-Backed Notes; $751,642 for 1999-1 Notes, $699,595 for 1999-2 Notes and $498,510 for 2000-1 Notes (the "Notes") on May 25, 1999, October 7, 1999,
and June 2, 2000, respectively. The Notes were issued pursuant to an indenture between IKON Receivables, LLC, IOS Capital, and Bank of New York (successor in interest to Harris Trust and Savings Bank), as Indenture Trustee on the 1999-1 Notes and the 1999-2 Notes, and Bank One Trust Company, as Indenture Trustee on the 2000-1 Notes. The Notes are collateralized by a pool of office equipment leases or contracts and related assets acquired or originated by IOS Capital (together with the equipment financing portion of each periodic lease or rental payment due under the Leases on or after the related indenture date) (the "Leases"), and all related casualty payments, retainable deposits, and termination payments. Payments on the Notes are made from payments on the Leases. The Notes have certain credit enhancement features available to noteholders including reserve accounts, overcollateralization accounts and noncancellable insurance policies from Ambac Assurance Corporation with respect to the Notes.

  The Notes bear interest from the related issuance date at the respective stated rate specified above. The variable rate 1999-2 Class A-3b, 2000-1 Class A-3 and 2000-1 Class A-4 Notes have been fixed at 6.63%, 7.802%, 7.82%, respectively, through interest rate swaps. On each payment date, to the extent funds are available from the collection of the lease receivables, principal payments will be made to noteholders in the following priority: (i) to the Class A-1 noteholders only, until the outstanding principal amount on the Class A-1 Notes has been reduced to zero, then (ii) to the Class A-2 noteholders only, until the outstanding principal amount on the Class A-2 Notes has been reduced to zero, then (iii) to the Class A-3 noteholders only, until the outstanding principal amount on the Class A-3 Notes has been reduced to zero, and then (iv) to the Class A-4 noteholders, until the outstanding principal amount on the Class A-4 Notes has been reduced to zero. Each class of Notes will be payable in full on the applicable stated maturity date as indicated above. However, if all payments are made on the Leases as scheduled, final payment on the Notes will be earlier than the stated maturity dates. IKON Receivables, LLC may, on any payment date, redeem the Notes when the total discounted lease balance is less than or equal to 10% of the total discounted lease balance as of the related indenture date.

  IOS Capital services the Leases pursuant to Assignment and Servicing Agreements by and among IOS Capital, as originator and servicer, IKON Receivables-1, LLC, as seller, and IKON Receivables, LLC, as issuer. IOS Capital may delegate its servicing responsibilities to one or more sub-servicers, but such delegation does not relieve IOS Capital of its liabilities with respect thereto. IOS Capital retains possession of the Leases and related files, and receives a monthly service fee from IKON Receivables, LLC for servicing the Leases.

  Restricted cash on the consolidated balance sheet represents cash that has been collected on the Leases, which must be used to repay the 1999-1, 1999-2 and 2000-1 Notes, respectively.

  As of September 30, 2000, IKON Receivables, LLC has approximately $1,501,490 available under the $2,000,000 shelf registration statement.

  Future maturities of the Notes, based on contractual maturities of leases for each of the succeeding fiscal years are as follows (in thousands):

                                            1999-1   1999-2   2000-1
                                            Series   Series   Series
                                            Notes    Notes    Notes     Total
                                           -------- -------- -------- ----------
     2001................................. $185,517 $197,551 $139,879 $  522,947
     2002.................................  134,297  143,174  131,100    408,571
     2003.................................   52,136   88,815   95,616    236,567
     2004.................................        0   20,961   72,679     93,640
     2005.................................        0        0    5,916      5,916
                                           -------- -------- -------- ----------
                                           $371,950 $450,501 $445,190 $1,267,641
                                           ======== ======== ======== ==========

  During fiscal 2000, income generated from the Leases was $153,097, other income earned was $4,241, while interest expense was $82,431 and administrative expenses were $8,794. Principal collections on lease receivables during fiscal 2000, were $721,855 and the Company repaid $553,412 of principal on the Notes. For the period ended September 30, 1999, income generated from the Leases was $33,348, other income earned was $501, while interest expense was $14,702 and administrative expenses were $1,573. Principal collections on lease receivables for the period ended September 30, 1999, were $115,825 and the Company repaid $128,694 of principal on the Notes. The Company's portfolio of leases has an average yield of 10.6% at September 30, 2000, while the Company's weighted average cost of debt during fiscal 2000 is 6.8%. This rate differential, in addition to the overcollateralization of the lease portfolio, gives rise to the 42% net income to revenue relationship. The differences between income and expense year to year is due to increased activity in the Company.

                                   Employees

  At September 30, 2000, the Company had approximately 350 employees. Employee relations are considered to be good.

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

Item 2. Properties

  The Company's operations are located in Macon, Georgia and occupy approximately 70,000 square feet. In addition, IKON utilizes approximately 27,000 square feet in adjacent facilities owned by the Company for a corporate-wide data center and local IKON marketplace. The Company uses its facility for normal operating activities such as lease processing, customer service, billing and collections. Certain specialized services (such as legal, accounting, treasury, tax and audit services) are also performed for the Company at IKON's corporate headquarters located in Malvern, Pennsylvania. The Company's facilities are deemed adequate by management to conduct the Company's business.

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

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

  All outstanding shares of the Company's common stock are currently owned by IKON. Therefore, there is no market for the Company's common stock. The Company paid IKON dividends of $60,000 and $30,000 in fiscal 2000 and 1999, respectively. No dividends were paid in fiscal 1998. The Company and IKON will, from time to time, determine the appropriate capitalization for the Company, which will, in part, affect any future payment of dividends to IKON or capital contributions to the Company.

Item 6. Selected Financial Data

  The information called for by this item has been omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Pursuant to General Instruction I(2)(a) of Form 10-K, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     Fiscal 2000 Compared with Fiscal 1999

  Comparative summarized results of operations for the fiscal years ended September 30, 2000 and 1999 are set forth in the table below. This table also shows the increase (decrease) in the dollar amounts of major revenue and expense items between periods, as well as the related percentage change.

                                          Fiscal Year
                                      Ended September 30   Increase (Decrease)
                                      ------------------- ----------------------
                                        2000      1999      Amount     Percent
                                      --------- --------- ----------  ----------
                                               (dollars in thousands)
Revenues:
  Lease finance income............... $ 280,610 $ 225,647 $   54,963      24.4%
  Rental income......................    36,187    39,483     (3,296)    (8.3)%
  Interest on IKON income tax
   deferrals.........................    16,773    16,764          9       0.1%
  Other income.......................    24,854    17,076      7,778      45.5%
                                      --------- --------- ----------
                                        358,424   298,970     59,454      19.9%
Expenses:
  Interest...........................   149,014   114,961     34,053      29.6%
  Lease default......................    20,333               20,333
  General and administrative.........    61,291    67,226     (5,935)    (8.9)%
                                      --------- --------- ----------
                                        230,638   182,187     48,451      26.6%
Gain on sale of lease receivables....        76    26,454    (26,378)   (99.7)%
                                      --------- --------- ----------
Income before taxes..................   127,862   143,237    (15,375)   (10.7)%
Provision for income taxes...........    48,446    54,910     (6,464)   (11.8)%
                                      --------- --------- ----------
Net income........................... $  79,416 $  88,327 $   (8,911)   (10.1)%
                                      ========= ========= ==========

                                   Revenues

  Total revenues increased $59,454 or 19.9% in fiscal 2000 from fiscal 1999. Approximately $54,963 of this increase in revenues was a result of increased lease finance income due to continued growth in the portfolio of direct financing and funded leases, adjusted for the effects of the asset securitizations. The lease portfolio, net of lease receivables that were sold in asset securitization transactions, increased 1.0% from September 30, 1999 to September 30, 2000.

  Office equipment placed on rental by the IKON marketplaces to customers with cancelable terms may be purchased by the Company. During fiscal 2000 and 1999, IOS Capital purchased operating lease equipment of $19,624 and $23,792, respectively. Operating leases contributed $36,187 in rental income to total revenues during fiscal 2000 compared to $39,483 in fiscal 1999.

  The Company earns interest income on the deferred tax liabilities of the IKON marketplaces associated with leases funded through the Company at a rate consistent with the Company's weighted average outside borrowing rate of interest. The Company's average rate was 6.7% for fiscal 2000 and 6.6% for fiscal 1999. The deferred tax base upon which these payments are calculated decreased 3.0% to $251,000 at September 30, 2000 from $260,000 at September 30, 1999. Primarily as a result of the increased average rate of deferred tax liabilities, interest income on deferred taxes rose $9 or .1% when comparing fiscal 2000 to fiscal 1999.

  Other income consists primarily of late payment charges and various billing fees. The structure of these fees has remained basically unchanged from fiscal 1999. The growth in other income from fees is primarily due to the increased size of the lease portfolio upon which these fees are based. Overall, fee income from these sources grew by $7,778 or 45.5%, when comparing fiscal 2000 to fiscal 1999. Effective October 1, 1999 the Company has discontinued its policy of charging billing fees to the IKON marketplaces.

                                   Expenses

  Average borrowings to finance the lease portfolio in the form of loans from banks and the issuance of medium term notes and lease-backed notes in the public market increased by 29.6%, with $2,418,936 outstanding at September 30, 2000. The Company paid a weighted average interest rate on all borrowings for fiscal 2000 of 6.7% compared to 6.6% for fiscal 1999. Primarily as a result of the increased average borrowings, interest expense grew by $34,053 or 29.6%, when comparing fiscal 2000 to fiscal 1999. At September 30, 2000, the Company's debt to equity ratio was 5.9 to 1.

  The Company has a medium term note program which allows for the issuance of medium term notes in the public markets with varying maturities of nine months or more from their dates of issuance, through four nationally recognized investment firms. At September 30, 2000, approximately $568,500 of medium term notes were outstanding under these programs with a weighted average interest rate of 6.6%, while approximately $1,123,250 remains available under this program.

  At September 30, 2000 and 1999, the Company had no outstanding notes payable to banks.

  Total general and administrative expenses decreased by $5,935 or 8.9%, when comparing fiscal 2000 to fiscal 1999. The general and administrative expense category for fiscal 2000 includes depreciation expense on leased equipment totaling $30,233 compared to $33,602 in fiscal 1999. In addition, lease bonus subsidy payments included in the general and administrative expense categories were $0 in fiscal 2000 and $12,003 in fiscal 1999. Excluding the effects of depreciation expense on leased equipment and lease bonus subsidy payments, remaining general and administrative expenses increased approximately $9,437 or 43.6%, when comparing fiscal 2000 to fiscal 1999. This increase is due to the change in portfolio servicing costs associated with the Company's financing structures.

                       Gain on Sale of Lease Receivables

  In December 1998, the Company entered into an asset securitization transaction whereby it sold $366,600 in direct financing lease receivables for $250,000 in cash and a retained interest in the remainder. The agreement is for an initial three-year term with certain renewal provisions and was structured as a revolving asset securitization so that as collections reduce previously sold interests in the pool of leases, additional leases can be sold up to the agreement amount. The terms of the agreement require that the Company will continue to service the lease portfolio. The Company recognized a pretax gain of $14,333 during the first quarter of fiscal 1999 on this agreement. On May 25, 1999, the Company repurchased leases sold in this transaction with the proceeds from the lease-backed notes.

  The Company has entered into asset securitization agreements for $275,000 of eligible direct financing lease receivables that expired in March 2000 ($125,000) and September 2000 ($150,000). The agreements contain overcollateralization to cover any potential losses to the purchaser due to uncollectible leases. As collections reduce previously sold interests, new leases could have been sold up to the agreement amount. In fiscal 1999, the Company sold an additional $152,098 in leases, replacing leases paid/collected during the year and recognized pretax gains of $12,121. On October 7, 1999, these leases were repurchased with a portion of the proceeds received from the issuance of approximately $700,000 of lease-backed notes.

                              Income Before Taxes

  Income before taxes decreased by $15,375 or 10.7%, when comparing fiscal 2000 to fiscal 1999. This decrease in income before taxes was attributed to the addition of lease default expense and the reduction of gain on sale of lease receivables.

                          Provision for Income Taxes

  Income taxes for fiscal 2000 decreased by $6,464 or 11.8% compared to fiscal 1999. The decrease in income taxes is directly attributable to the decrease in income before taxes in fiscal 2000 as compared to fiscal 1999 and a decrease in the effective tax rate. During fiscal 2000, the Company's effective income tax rate was 37.9%, as compared to 38.3% in fiscal 1999.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

  The Company incurs debt to fund the origination of leases for IKON. The interest rates charged on the debt are determined based on current market conditions and include variable measures of interest rates such as LIBOR. The Company monitors interest rates on debt in order to mitigate exposure to unfavorable variations as compared to the interest rate earned on the pledged finance lease receivables. The objective in managing this risk is to achieve fixed-rate financing at the same time the Company establishes the rate to be received by the Company on the leases. As a result, from time to time interest rate swaps are utilized to effectively fix the rate on variable rate debt, as opposed to a direct issuance of fixed rate debt. The risk associated with the use of interest rate swaps is the possible inability of the counterparties to meet the terms of their contracts. The Company does not enter into interest rate swap agreements for trading purposes.

  The following table presents, as of September 30, 2000, the following information regarding the interest rate swap agreements to which we are a party: (i) the notional amount of the agreement, (ii) the fixed interest rate payable by the Company, (iii) the variable rate payable by the counterparty under the agreement, (iv) the fair value of the instrument, and (v) the maturity of the agreement.

                      Fixed
     Notional        Interest             Variable               Fair              Maturity
      Amount           Rate             Interest Rate            Value               Date
     --------        --------           -------------           -------            --------
     $240,891         6.6300%           LIBOR + 36 bp           $   935            8/15/03
     $230,000         7.8020%           LIBOR + 19 bp           $(3,992)           3/15/04
     $ 84,510         7.8200%           LIBOR + 23 bp           $(2,535)           9/15/06

ITEM 8. Financial Statements and Supplementary Data

  The financial statements of IOS Capital are submitted herewith on Pages F-1 through F-15 of this report.

                                Quarterly Data

  The following table shows comparative summarized unaudited quarterly results for fiscal 2000 and 1999.

                         First Quarter Second Quarter Third Quarter Fourth Quarter  Total
                         ------------- -------------- ------------- -------------- --------
                                                   (in thousands)
2000
Lease finance income....    $69,213       $67,831        $70,778       $72,788     $280,610
Interest expense........     36,237        36,540         36,875        39,362      149,014
Income before income
 taxes..................     32,084        30,479         32,985        32,314      127,862
Net income..............     19,250        18,288         19,679        22,199       79,416

                         First Quarter Second Quarter Third Quarter Fourth Quarter  Total
                         ------------- -------------- ------------- -------------- --------
                                                   (in thousands)
1999
Lease finance income....    $60,527       $51,323        $54,513       $59,284     $225,647
Interest expense........     29,202        26,607         28,339        30,813      114,961
Income before income
 taxes..................     48,484        30,818         32,751        31,184      143,237
Net income..............     28,121        17,874         21,444        20,888       88,327

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)(1) and (2) Financial Statements

                                                                           Page
                                                                           ----
   Reports of Independent Accountants..................................... F-1
   Consolidated Balance Sheets at September 30, 2000 and 1999............. F-3
   Consolidated Statements of Income for Fiscal Years Ended September 30,
    2000, 1999 and 1998................................................... F-4
   Consolidated Statements of Cash Flows for Fiscal Years Ended September
    30, 2000, 1999 and 1998............................................... F-5
   Consolidated Statements of Changes in Shareholder's Equity for Fiscal
    Years Ended September 30, 2000, 1999 and 1998......................... F-6
   Notes to Consolidated Financial Statements............................. F-7

  Financial Statements and Schedules other than those listed above are omitted because the required information is included in the financial statements or the notes thereto or because they are inapplicable.

  (a)(3) Exhibits

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

     10.12 Receivables Transfer Agreement dated as of September 19, 2000 among
           IOS Capital, Inc., IKON Funding-2, LLC, Park Avenue Receivables
           Corporation. The Chase Manhattan Bank, as agent and the several financial institutions party thereto from time to time.

     10.13 Transfer Agreement dated as of September 19, 2000 between IKON
           Funding-2, LLC and IOS Capital, Inc.

     12    Ratio of Earnings to Fixed Charges

     21    Subsidiaries of the Registrant

     23.1  Consent of PricewaterhouseCoopers LLP

     23.2  Consent of Ernst & Young, LLP

     27    Financial Data Schedule

  (b) Reports on Form 8-K

  On October 26, 2000, the Company filed a Current Report on Form 8-K to file, under Item 5 of the Form, a press release issued by its parent, IKON, concerning IKON's anticipated results for the fourth quarter of fiscal year 2000.

  On November 13, 2000, the Company filed a Current Report on Form 8-K to file, under Item 5 of the Form, a press release issued by its parent, IKON, concerning IKON's earnings for the fourth quarter of fiscal year 2000 and the fiscal year ended September 30, 2000.

  (c) The response to this portion of Item 14 is contained in Item 14(a)(3) above.

  (d) The response to this portion of Item 14 is contained in Items 14(a)(1) and (2) above.

                          Forward-Looking Information

  This Report includes or incorporates by reference information which may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes the expectations contained in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove correct. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the Company's and/or IKON's future financial condition and results. These risks and uncertainties, which apply to both the Company and IKON, include, but are not limited to, risks and uncertainties relating to: factors which may affect the Company's ability to recoup the full amount due on the 1999-1, 1999-2 and 2000-1 Leases (such as lessee defaults or factors impeding recovery efforts); conducting operations in a competitive environment and a changing industry (which includes technical services and products that are relatively new to the industry, IKON, and to the Company); delays, difficulties, management transitions and employment issues associated with consolidations and/or changes in business operations; managing the integration of acquired businesses; existing and future vendor relationships; risks relating to currency exchange; economic, legal and political issues associated with international operations; the Company's ability to access capital and its debt service requirements (including sensitivity to fluctuation in interest rates); and general economic conditions. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of IKON Office Solutions, Inc.

  In our opinion, the accompanying consolidated balance sheet as of September 30, 2000 and the related consolidated statements of income, cash flows and changes in shareholder's equity, present fairly, in all material respects, the financial position of IOS Capital, Inc. and its subsidiaries at September 30, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Philadelphia, PA
December 8, 2000

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
IKON Office Solutions, Inc.

  We have audited the accompanying consolidated balance sheet of IOS Capital, Inc. (a wholly-owned subsidiary of IKON Office Solutions, Inc.) as of September 30, 1999, and the related consolidated statements of income, changes in shareholder's equity, and cash flows for each of the two years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IOS Capital, Inc. at September 30, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States.



                                                   /s/ Ernst & Young LLP
                                          _____________________________________
                                                     Ernst & Young LLP

Philadelphia, Pennsylvania
October 25, 1999, except for the first sentence of the third paragraph of Note 5, as to which the date is December 9, 1999

                               IOS CAPITAL, INC.

                          CONSOLIDATED BALANCE SHEETS
               (in thousands except share and per share amounts)

                                                            September 30
                                                        ----------------------
                                                           2000        1999
                                                        ----------  ----------
                        Assets
Investments in leases (Notes 4 and 6):
  Direct financing leases, net of lease default reserve
   of: 2000-$62,266; 1999-$0........................... $2,899,456  $2,311,820
  Less: Unearned income................................   (458,606)   (374,269)
                                                        ----------  ----------
                                                         2,440,850   1,937,551
  Funded leases, net...................................    367,389     465,188
                                                        ----------  ----------
                                                         2,808,239   2,402,739
Cash...................................................      3,998       1,335
Restricted cash........................................     91,914      29,625
Accounts receivable....................................    101,689      76,805
Prepaid expenses and other assets......................      6,160      10,018
Leased equipment--operating rentals at cost, less
 accumulated depreciation of:
2000--$55,595; 1999--$51,055...........................     42,993      59,681
Property and equipment at cost, less accumulated
 depreciation of:
2000--$8,981; 1999--$7,384.............................      9,097      10,395
                                                        ----------  ----------
    Total assets....................................... $3,064,090  $2,590,598
                                                        ==========  ==========

         Liabilities and Shareholder's Equity
Accounts payable and accrued expenses.................. $   54,583  $   65,204
  Accrued interest.....................................     15,521      23,481
  Security deposits....................................        744       1,167
  Due to IKON Office Solutions, Inc. (Note 3)..........     22,834     112,649
  Medium term notes (Note 5)...........................    568,500   1,242,850
  Lease-backed notes (Note 5)..........................  1,267,641     622,948
  Asset securitization conduit financing (Note 5 ).....    582,795
  Deferred income taxes (Note 8).......................    139,626     129,869
                                                        ----------  ----------
    Total liabilities..................................  2,652,244   2,198,168
Shareholder's equity:
  Common stock--$.01 par value, 1,000 shares
   authorized, issued, and Outstanding
  Contributed capital..................................    149,415     149,415
  Retained earnings....................................    262,431     243,015
                                                        ----------  ----------
    Total shareholder's equity.........................    411,846     392,430
                                                        ----------  ----------
    Total liabilities and shareholder's equity......... $3,064,090  $2,590,598
                                                        ==========  ==========

                See notes to consolidated financial statements.

                               IOS CAPITAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)

                                                          Fiscal Year Ended
                                                             September 30
                                                      --------------------------
                                                        2000     1999     1998
                                                      -------- -------- --------
Revenues:
Lease finance income (Note 2)........................ $280,610 $225,647 $223,131
Rental income........................................   36,187   39,483   38,749
Interest on IKON income tax deferrals (Note 3).......   16,773   16,764   15,734
Other income.........................................   24,854   17,076   11,653
                                                      -------- -------- --------
                                                       358,424  298,970  289,267
Expenses:
Interest.............................................  149,014  114,961  109,737
Lease default........................................   20,333
General and administrative...........................   61,291   67,226   72,938
                                                      -------- -------- --------
                                                       230,638  182,187  182,675
Gain on sale of lease receivables (Note 4)...........       76   26,454    2,724
                                                      -------- -------- --------
Income before income taxes...........................  127,862  143,237  109,316
Provision for income taxes (Note 8)..................   48,446   54,910   46,194
                                                      -------- -------- --------
Net income........................................... $ 79,416 $ 88,327 $ 63,122
                                                      ======== ======== ========


                See notes to consolidated financial statements.

                               IOS CAPITAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                  Fiscal Year Ended
                                                    September 30
                                         -------------------------------------
                                            2000         1999         1998
                                         -----------  -----------  -----------
Cash flows from operating activities
Net income.............................  $    79,416  $    88,327  $    63,122
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Depreciation and amortization........       31,830       35,390       34,579
  Provision for deferred taxes.........       39,107       34,754       30,938
  Provision for lease default..........       20,333
  Gain on sale of lease receivables....          (76)     (26,454)      (2,724)
  Changes in operating assets and
   liabilities:
    Increase in accounts receivable....      (24,884)     (13,739)      (7,477)
    Decrease in prepaid expenses and
     other assets......................       12,059       23,299        1,936
    (Decrease) increase in accounts
     payable and accrued expenses......      (10,621)       4,275        8,188
    (Decrease) increase in accrued
     interest..........................       (7,960)      (9,986)       5,682
                                         -----------  -----------  -----------
Net cash provided by operating
 activities............................      139,204      135,866      134,244
                                         -----------  -----------  -----------
Cash flows from investing activities
  Purchases of equipment for rental....      (19,624)     (23,792)     (63,984)
  Proceeds from terminations of leased
   equipment...........................        6,079        7,060        5,676
  Purchases of property and equipment..         (420)        (813)      (1,213)
  Proceeds from sale of property and
   equipment...........................          122          122          175
Investment in leases:
  Additions............................   (1,947,885)  (1,535,165)  (1,676,712)
  Cancellations........................      298,518      349,732      362,725
  Collections..........................    1,418,013      894,785      795,663
  Lease default reserve transfer from
   IKON, net of deferred tax...........       44,955
  Proceeds from sale...................          923      402,098      106,144
  Repurchase of leases sold............     (275,000)    (250,000)
                                         -----------  -----------  -----------
Net cash used in investing activities..     (474,319)    (155,973)    (471,526)
                                         -----------  -----------  -----------
Cash flows from financing activities
  Proceeds from bank borrowings........      832,795                   300,000
  Payments on bank borrowings..........     (250,000)    (100,000)    (225,000)
  Proceeds from issuance of medium term
   notes...............................                                523,500
  Payments on medium term notes........     (674,350)    (606,900)    (216,000)
  Proceeds from issuance of lease-
   backed notes........................    1,194,849      749,331
  Payments on lease-backed notes.......     (553,412)    (128,694)
  Deposits to restricted cash..........      (62,289)     (29,625)
  Capital contributed by IKON..........                                  5,000
  Dividend to IKON.....................      (60,000)     (30,000)
                                         -----------  -----------  -----------
Net cash provided by (used in)
 financing activities..................      427,593     (145,888)     387,500
                                         -----------  -----------  -----------
Increase (decrease) in cash and amounts
 due to IKON...........................       92,478     (165,995)      50,218
Cash and Due (to) from IKON at
 beginning of period...................     (111,314)      54,681        4,463
                                         -----------  -----------  -----------
Cash and Due (to) from IKON at end of
 period................................  $   (18,836) $  (111,314) $    54,681
                                         ===========  ===========  ===========

                See notes to consolidated financial statements.

                               IOS CAPITAL, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                 (in thousands)

                                          Common Contributed Retained
                                          Stock    Capital   Earnings   Total
                                          ------ ----------- --------  --------
Balance at October 1, 1997...............     *   $144,415   $121,566  $265,981
Net income...............................                      63,122    63,122
Capital contributions from IKON..........            5,000        --      5,000
                                           ----   --------   --------  --------
Balance at September 30, 1998............     *    149,415    184,688   334,103
Net Income...............................                      88,327    88,327
Dividends to IKON........................                     (30,000)  (30,000)
                                           ----   --------   --------  --------
Balance at September 30, 1999............     *    149,415    243,015   392,430
Net Income...............................                      79,416    79,416
Dividends to IKON........................                     (60,000)  (60,000)
                                           ----   --------   --------  --------
Balance at September 30, 2000............     *   $149,415   $262,431  $411,846
                                           ====   ========   ========  ========

--------
* Amount is less than one thousand dollars.


                See notes to consolidated financial statements.

                               IOS CAPITAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (in thousands)

1. Business

  IOS Capital, Inc. (the "Company"), a wholly-owned subsidiary of IKON Office Solutions, Inc. ("IKON"), is engaged in the business of arranging lease financing exclusively for office equipment marketed by IKON's U.S. marketplaces ("IKON's marketplaces"), which sell and service copier equipment, facsimile machines and other equipment. The equipment financed by the Company consists of copiers, facsimile machines, and related accessories and peripheral equipment, the majority of which are produced by major office equipment manufacturers including Canon, Ricoh and Oce. At September 30, 2000, 50% of equipment financed by the Company represents copiers, 16% facsimile machines and 34% other equipment. The Company changed its name from IKON Capital, Inc. to IOS Capital, Inc. on January 22, 1998.

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

 Fair Value Disclosures

  FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial

                               IOS CAPITAL, INC.

                                (in thousands)
instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the Company has computed and disclosed the fair value of its notes payable and interest rate swaps.

 Interest Rate Swap Agreements

  The Company uses interest rate swap agreements for purposes other than trading and which are treated as off-balance sheet items. Interest rate swap agreements are used by the Company to modify variable rate obligations to fixed rate obligations, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreements are designated as hedges, and effectiveness is determined by matching the principal balance and terms with that specific obligation. Such an agreement involves the exchange of amounts based on fixed interest rates for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which payments are based. The differential to be paid or received as interest rates change is accounted for on the accrual method of accounting. Gains and losses on terminations of interest rate swap agreements are deferred and amortized over the remaining term of the original contract life of the terminated swap agreement. In the event of early extinguishment of the obligation, any realized or unrealized gain or loss from the swap would be recognized in income at the time of extinguishment.

 Pending Accounting Change

  The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities" which will be effective for IKON's fiscal 2001. This standard, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value and that changes in fair value be recorded each period in current earnings or comprehensive income. IKON anticipates that the adoption of SFAS 133 will result in the recording of a cumulative adjustment as of October 1, 2000 for the change in accounting required by SFAS 133. This adjustment is expected to increase current liabilities by $5,591 and other comprehensive loss, net of tax, by $3,472 as of October 1, 2000. No significant effects on future net income are expected as a result of adopting SFAS 133 because IKON's current hedging instruments are considered to be highly effective.

3. Agreements between IOS Capital and IKON

 Cash Management Program

  The Company participates in IKON's domestic cash management program. Under this program, the Company has an account with IKON wherein cash in excess of current operating requirements is temporarily placed on deposit. Similarly, amounts are periodically borrowed from IKON, with interest paid or charged at market rates on borrowed funds. The Company was in a net average deposit position with IKON during 2000, 1999 and 1998 and earned interest income of $2,281, $5,956 and $5,290 respectively (included in interest expense). The Company considers its account with IKON to represent a cash balance. Accordingly, the accompanying Consolidated Statements of Cash Flows includes the changes in Cash and "Due from (to) IKON".

 Management Fee

  Included in general and administrative expenses are corporate overhead expenses charged by IKON of $1,500 in fiscal year 2000, and $552 in both fiscal years 1999 and 1998. These corporate charges represent management's estimate of costs incurred by IKON on behalf of IOS Capital.

                               IOS CAPITAL, INC.

                                (in thousands)
 Interest on IKON Income Tax Deferrals

  The Company charges IKON interest on IKON's income tax deferrals associated with the Company's leasing transactions. Such charges were calculated at 6.7%, 6.6%, and 6.5% in fiscal 2000, 1999 and 1998, respectively.

 Lease Defaults

  Prior to October 1, 1999, the Company and IKON followed an operating arrangement that required, in the event of default, the IKON marketplace to repurchase the equipment at the net investment value of the lease on the default date. Default is defined as any receivable becoming 120 days past due or otherwise being reasonably declared uncollectible by the Company. At September 30, 1999 and 1998, all of the Company's accounts receivable and direct financing leases, including residual values, were subject to such repurchase terms. In view of the foregoing agreement, the Company made no provision in the accompanying financial statements for uncollectible receivables. Effective October 1, 1999, the Company began a shared recourse arrangement with the IKON marketplaces. This arrangement provides for net losses resultant from lease defaults to be shared equally. The lease default reserve is maintained at the Company and the provisions for lease default are shared between the Company and the IKON marketplaces. On October 1, 1999, lease default reserves of $74,305 and the related deferred tax liability of $29,350 were transferred to the Company from the IKON marketplaces. During fiscal 2000, a provision for lease defaults of $58,113 was recorded to increase the reserve. Of this provision, $20,333 was recorded as an expense on the books of the Company and $37,780 was recorded as an expense on the books of the IKON marketplaces. Lease write-offs of $70,152 were recorded to reduce the reserve. As a result of the above, the lease default reserve at September 30, 2000 is $62,266.

 The 1996 Support Agreement

  The 1996 Support Agreement between the Company and IKON provides that IKON will make a cash payment to the Company (or an investment in the form of equity or subordinated notes) as needed to comply with certain requirements.

4. Investments in Leases

  The Company's lease portfolio contains direct financing leases and funded leases. Direct financing leases include non-cancelable lease agreements which are serviced by the Company. The Company's funded leases include certain internal lease portfolios and non-cancelable rental contracts for IKON marketplaces, which have been financed by the Company. Under the terms of these financing arrangements, the IKON marketplace maintains the contractual relationship with the third-party customer. The IKON marketplaces have assigned to the Company, with full recourse, their rights under the underlying contracts including the right to receive lease and rental payments and a security interest in the related equipment.

                               IOS CAPITAL, INC.

                                (in thousands)
  At September 30, 2000, aggregate future minimum payments to be received, including guaranteed residual values, for each of the succeeding fiscal years under direct financing and funded leases are as follows:

                                                                     Investment
                                              Net Leases   Residual  in Leases
                                              -----------  --------  ----------
     2001.................................... $ 1,118,118  $125,297  $1,243,415
     2002....................................     898,091   100,640     998,731
     2003....................................     608,942    68,237     677,179
     2004....................................     309,103    34,638     343,741
     2005....................................     107,877    12,088     119,965
                                              -----------  --------  ----------
                                              $ 3,042,131  $340,900  $3,383,031
     Less unearned interest..................    (460,880)  (51,646)   (512,526)
                                              -----------  --------  ----------
                                                2,581,251   289,254   2,870,505
     Less lease default reserve..............     (55,992)   (6,274)    (62,266)
                                              -----------  --------  ----------
                                              $ 2,525,259  $282,980  $2,808,239
                                              ===========  ========  ==========

  The changes in the servicing liabilities relating to the asset securitization agreements for the fiscal years ended September 30, 2000 and 1999 are as follows :

                                                               2000     1999
                                                              -------  -------
     Beginning of period..................................... $ 6,913  $ 8,243
     Additions...............................................      21    2,459
     Less: Amortization......................................     (66)  (3,789)
     Less: Payoff of asset securitization agreements October
      7, 1999................................................  (6,868)       0
                                                              -------  -------
     Balance at September 30................................. $     0  $ 6,913
                                                              =======  =======

5. Medium Term Notes and Asset Securitization Conduit Financing

  The original amount available to be offered under the Company's medium term note program is $3,500,000. The program allows the Company to offer to the public from time to time medium term notes having an aggregate initial offering price not exceeding the total program amount. These notes are offered at varying maturities of nine months or more from their dates of issue and may be subject to redemption at the option of the Company, in whole or in part, prior to the maturity date in conjunction with meeting specified provisions. Interest rates are determined based on market conditions at the time of issuance. As of September 30, 2000, $568,500 of medium term notes were outstanding with a weighted average interest rate of 6.6% and $1,123,350 remains available under the program.

  The Company has entered into asset securitization agreements for $275,000 of eligible direct financing lease receivables that expired in March 2000 ($125,000) and September 2000 ($150,000). The agreements contain overcollateralization to cover any potential losses to the purchaser due to uncollectible leases. As collections reduce previously sold interests, new leases can be sold up to the agreement amount. In fiscal year 1999, the Company sold an additional $152,098 in leases, replacing leases paid/collected during the year and recognized pretax gains of $12,121. On October 7, 1999, these leases were repurchased with a portion of the proceeds received from the issuance of approximately $700,000 of lease-backed notes.

  In December 1998, the Company entered into an asset securitization transaction whereby it sold $366,600 in direct financing lease receivables for $250,000 in cash and a retained interest in the remainder. The agreement

                               IOS CAPITAL, INC.

                                (in thousands)
is for an initial three-year term with certain renewal provisions and was structured as a revolving asset securitization so that as collections reduce previously sold interests in this new pool of leases, additional leases can be sold up to $250,000. The terms of the agreement require that the Company continue to service the lease portfolio. The Company recognized a pretax gain of $14,333 during the first quarter of fiscal 1999 on this agreement. On May 25, 1999, the Company repurchased the leases sold in this transaction with the proceeds from the lease-backed notes described below.

  On December 9, 1999, the Company pledged or transferred $311,382 in financing lease receivables for $247,600 in cash in connection with its revolving asset securitization, in a transfer accounted for as a financing. On January 20, 2000, the Company pledged or transferred $2,860 in financing lease receivables for $2,400 in cash in connection with its revolving asset securitization, in a transfer accounted for as a financing. The Company repaid $250,000 on June 2, 2000 when it issued the 2000-1 Notes described below. On June 30, 2000, the Company pledged or transferred $98,907 in financing lease receivables for $83,000 in cash in connection with its revolving asset securitization, in a transfer accounted for as a financing. In September 2000, the Company pledged or transferred $193,705 in financing lease receivables for $150,000 in cash in connection with its revolving asset securitization agreements, in a transfer accounted for as a financing. As of September 30, 2000, the Company had approximately $17,000 available under its revolving asset securitization agreement.

  In September 2000, the Company entered into an asset securitization transaction whereby it sold $414,843 in direct financing lease receivables for $349,795 in cash and a retained interest in the remainder. The agreement is for an initial three-year term with certain renewal provisions and was structured as a revolving asset securitization so that as collections reduce previously sold interests in this new pool of leases, additional leases can be sold up to $349,795. The terms of the agreement require that the Company continue to service the lease portfolio. As of September 30, 2000, this revolving asset securitization agreement was fully drawn.

  The Company must comply with certain restrictive covenants under the terms of its loan agreements. The Company agrees to maintain earnings before fixed charges of not less than 1.25 times fixed charges and a tangible net worth of not less than $1.

  Interest paid amounted to $156,974, $124,947 and $104,055 for the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

  At September 30, 2000 and 1999, the fair value of the Company's medium term notes and asset securitization conduit financing is estimated to be $2,201,161 and $1,805,722, respectively, using a discounted cash flow analysis.

  Future maturities of all medium term notes and asset securitization conduit financing outstanding at September 30, 2000 are as follows:

     Fiscal 2001..................................................... $1,069,295
     2002............................................................     82,000
     2003............................................................          0
     2004............................................................          0
     2005............................................................          0
                                                                      ----------
                                                                      $1,151,295
                                                                      ==========

                               IOS CAPITAL, INC.

                                (in thousands)
6. Lease--Backed Notes

  IKON Receivables, LLC has issued Series 1999-1, 1999-2, and 2000-1 Lease-Backed Notes as described below:

                                           Principal                  Stated
                                Issuance    Issuance                 Maturity
        Series       Notes        Date       Amount   Interest Rate    Date
        ------     ---------- ------------ ---------- ------------- -----------
     1999-1....... Class A-1  05/25/99     $  304,474         5.11%  June, 2000
                   Class A-2  05/25/99         61,579         5.60%   May, 2005
                   Class A-3  05/25/99        304,127         5.99%   May, 2005
                   Class A-4  05/25/99         81,462         6.23%   May, 2005
                                           ----------
                              Sub-Total       751,642
                                           ==========
     1999-2....... Class A-1  10/07/99        235,326      6.14125%   Oct, 2000
                   Class A-2  10/07/99         51,100         6.31%   May, 2001
                   Class A-3a 10/07/99        100,000         6.59%   Aug, 2003
                   Class A-3b 10/07/99        240,891 LIBOR + 0.36%   Aug, 2003
                   Class A-4  10/07/99         72,278         6.88%   Nov, 2005
                                           ----------
                              Sub-Total       699,595
                                           ==========
     2000-1....... Class A-1  06/02/00        130,000      6.99625%  June, 2001
                   Class A-2  06/02/00         54,000      7.51000% March, 2002
                   Class A-3  06/02/00        230,000 LIBOR + 0.19% March, 2004
                   Class A-4  06/02/00         84,510 LIBOR + 0.23%  Sept, 2006
                                           ----------
                              Sub-Total       498,510
                                           ----------
                              Total Issued $1,949,747
                                           ==========

  IKON Receivables, LLC has issued the following aggregate principal amounts of Lease-Backed Notes; $751,642 for 1999-1 Notes, $699,595 for 1999-2 Notes and $498,510 for 2000-1 Notes (the "Notes") on May 25, 1999, October 7, 1999,
and June 2, 2000, respectively. The Notes were issued pursuant to an indenture between IKON Receivables, LLC, IOS Capital, and Bank of New York (successor in interest to Harris Trust and Savings Bank), as Indenture Trustee on the 1999-1 Notes and the 1999-2 Notes, and Bank One Trust Company, as Indenture Trustee on the 2000-1 Notes. The Notes, respectively are collateralized by a pool of office equipment leases or contracts and related assets acquired or originated by IOS Capital (together with the equipment financing portion of each periodic lease or rental payment due under the Leases on or after the related indenture date) (the "Leases"), and all related casualty payments, retainable deposits, and termination payments. Payments on the Notes are made from payments on the Leases. The Notes have certain credit enhancement features available to noteholders including reserve accounts, overcollateralization accounts and noncancellable insurance policies from Ambac Assurance Corporation with respect to the Notes.

  The Notes bear interest from the related issuance date at the stated rate specified above. The variable rate 1999-2 Class A3-b, 2000-1 Class A-3 and 2000-1 Class A-4 Notes have been fixed at 6.63%, 7.802%, 7.82%, respectively, through interest rate swaps. On each payment date, to the extent funds are available from the collection of the lease receivables, principal payments will be made to noteholders in the following priority: (i) to the Class A-1 noteholders only, until the outstanding principal amount on the Class A-1 Notes has been reduced to zero, then (ii) to the Class A-2 noteholders only, until the outstanding principal

                               IOS CAPITAL, INC.

                                (in thousands)
amount on the Class A-2 Notes has been reduced to zero, then (iii) to the Class A-3 noteholders only, until the outstanding principal amount on the Class A-3 Notes has been reduced to zero, and then (iv) to the Class A-4 noteholders, until the outstanding principal amount on the Class A-4 Notes has been reduced to zero. Each class of Notes will be payable in full on the applicable stated maturity date as indicated above. However, if all payments are made on the Leases as scheduled, final payment on the Notes will be earlier than the stated maturity dates. IKON Receivables, LLC may, on any payment date, redeem the Notes when the total discounted lease balance is less than or equal to 10% of the total discounted lease balance as of the related indenture date.

  IOS Capital services the Leases pursuant to Assignment and Servicing Agreements by and among IOS Capital, as originator and servicer, IKON Receivables-1, LLC, as seller, and IKON Receivables, LLC, as issuer. IOS Capital may delegate its servicing responsibilities to one or more sub-servicers, but such delegation does not relieve IOS Capital of its liabilities with respect thereto. IOS Capital retains possession of the Leases and related files, and receives a monthly service fee from IKON Receivables, LLC for servicing the Leases.

  Restricted cash on the consolidated balance sheet represents cash that has been collected on the Leases which must be used to repay the 1999-1, 1999-2 and 2000-1 Notes, respectively.

  As of September 30, 2000, IKON Receivables, LLC has approximately $1,501,490 available under the $2,000,000 shelf registration statement.

  Future maturities of the Notes, based on contractual maturities of leases for each of the succeeding fiscal years are as follows (in thousands):

                                            1999-1   1999-2   2000-1
                                            Series   Series   Series
                                            Notes    Notes    Notes     Total
                                           -------- -------- -------- ----------
     2001................................. $185,517 $197,551 $139,879 $  522,947
     2002.................................  134,297  143,174  131,100    408,571
     2003.................................   52,136   88,815   95,616    236,567
     2004.................................        0   20,961   72,679     93,640
     2005.................................        0        0    5,916      5,916
                                           -------- -------- -------- ----------
                                           $371,950 $450,501 $445,190 $1,267,641
                                           ======== ======== ======== ==========

7. Lease Commitments

  Total rent expense under all operating leases aggregated $1,580 in 2000, $1,842 in 1999 and $2,018 in 1998. At September 30, 2000, future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year were: 2001--$601; 2002--$275; 2003--$34.

8. Income Taxes

  Taxable income of the Company is included in the consolidated federal income tax return of IKON and all estimated tax payments and refunds, if any, are made through IKON. The provision for income taxes was determined as if the Company was a separate taxpayer.

                               IOS CAPITAL, INC.

                                (in thousands)
  Provision for income taxes:

                                        Fiscal Year Ended September 30
                              --------------------------------------------------
                                    2000             1999             1998
                              ---------------- ---------------- ----------------
                                                (in thousands)
                              Current Deferred Current Deferred Current Deferred
                              ------- -------- ------- -------- ------- --------
Federal...................... $8,773  $35,836  $19,389 $30,324  $15,221 $22,542
State........................    567    3,270      767   4,430       35   8,396
                              ------  -------  ------- -------  ------- -------
Income Taxes................. $9,340  $39,106  $20,156 $34,754  $15,256 $30,938
                              ======  =======  ======= =======  ======= =======

  The components of deferred income tax assets and liabilities were as follows:

                                                             September 30
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
                                                            (in thousands)
Deferred tax assets:
  Other, net............................................. $      56
  Accrued liabilities....................................    24,112
  Net operating loss and alternative minimum tax credit
   carryforwards.........................................    82,444    $94,357
                                                          ---------  ---------
    Total deferred tax assets............................   106,612     94,357
  Valuation allowance....................................     2,150      3,661
                                                          ---------  ---------
    Net deferred tax assets..............................   104,462     90,696
Deferred tax liabilities:
  Other, net.............................................                 (163)
  Depreciation...........................................      (824)    (2,394)
  Lease income recognition...............................  (243,263)  (218,008)
                                                          ---------  ---------
    Total deferred tax liabilities.......................  (244,087)  (220,565)
                                                          ---------  ---------
  Net deferred tax liabilities........................... $(139,625) $(129,869)
                                                          =========  =========

  The federal net operating loss carryforward from prior years was fully utilized in the current year. Credit carryforwards consist principally of federal and state alternative minimum tax credits of approximately $80,296 (with no expiration date).

  The components of the effective income tax rate were as follows:

                                                                Fiscal Year
                                                                   Ended
                                                                September 30
                                                               ----------------
                                                               2000  1999  1998
                                                               ----  ----  ----
     Taxes at federal statutory rate.......................... 35.0% 35.0% 35.0%
     State taxes, net of federal benefit......................  2.8   3.6   7.7
     Other....................................................  0.1  (0.3) (0.4)
                                                               ----  ----  ----
     Effective income tax rate................................ 37.9% 38.3% 42.3%
                                                               ====  ====  ====

  The Company made net income tax payments, including amounts paid to IKON, of $20,006, $16,976, and $5,446 in fiscal years 2000, 1999 and 1998, respectively.

                               IOS CAPITAL, INC.

                                (in thousands)
9. Pension and Stock Purchase Plan

  The Company participates in IKON's defined benefit pension plan covering the majority of its employees. The Company's policy is to fund pension costs as accrued. Pension expense recorded in 2000, 1999 and 1998 was $276, $197 and $131, respectively.

  The majority of the Company's employees were eligible to participate in IKON's Retirement Savings Plan (RSP). The RSP allows employees to invest 1% to 16% of regular compensation before taxes in nine different investment funds. The Company contributes an amount equal to two-thirds of the employees' investments, up to 6% of regular compensation, for a maximum company match of 4%. All Company contributions are invested in IKON's common shares. Employees vest in a percentage of the Company's contribution after two years of service, with full vesting at the completion of five years of service. The Company's cost of the plans amounted to $214, $186 and $377 in 2000, 1999 and 1998, respectively.

10. Subsequent Event

  On December 7, 2000, IKON Receivables, LLC publicly issued an additional $634,431 of lease-backed notes (the "2000-2 Notes") under its shelf registration statement. Class A-1 Notes totaling $193,532 have a stated interest rate of 6.66125%, Class A-2 Notes totaling $70,193 have a stated interest rate of 6.60%, Class A-3 Notes totaling $290,800 have a variable rate of LIBOR plus 0.23% (which has been fixed at 6.475% through an interest rate swap) and Class A-4 Notes totaling $79,906 have a variable rate of LIBOR plus 0.27% (which has been fixed at 6.475% through an interest rate swap). IOS Capital received approximately $633,001 in net proceeds from the sale of the 2000-2 Notes. The 2000-2 Notes are collateralized by a pool of office equipment leases or contracts and related assets and the payments on the 2000-2 Notes are made from payments on the leases. Future maturities on the 2000-2 Notes are $183,855, $175,834, $142,492, $89,900, $42,350 in fiscal year 2001,
2002, 2003, 2004, and 2005, respectively.

                                  SIGNATURES

  Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Form 10-K for the fiscal year ended September 30, 2000 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IOS CAPITAL, INC.

Date: December 28, 2000

                                                   /s/ Harry G. Kozee
                                          By: _________________________________
                                                     (Harry G. Kozee)
                                                  Vice President--Finance

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below on December 28, 2000 by the following persons on behalf of the registrant and in the capacities indicated.

                    Signatures                          Title
                    ----------                          -----
              /s/ Russell Slack             President (Principal
       ____________________________________  Executive Officer )
                 (Russell Slack)

              /s/ Harry G. Kozee            Vice President--Finance
       ____________________________________  (Prinicpal Financial
                 (Harry G. Kozee)            Officer and Principal
                                             Accounting Officer)

              /s/ William S. Urkiel         Director
       ____________________________________
               (William S. Urkiel)

                               IOS Capital, Inc.

                                 1738 Bass Road
                              Macon, Georgia 31210