Form 10-Q
period 2000-12-31
IOS CAPITAL INC
filed 2001-02-14
CIK 922255

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number              0-20405
                       --------------------------------------------------------

                                IOS CAPITAL, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                         23-2493042
--------------------------------                       -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                      1738 Bass Road, Macon, Georgia 31210
-------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (478) 471-2300
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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


* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 12, 2001.

Common Stock, $.01 par value per share                             1,000 shares
Registered Debt Outstanding of the Company and all wholly-owned
     affiliates                                                  $2,094,692,094


The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is, therefore, filing with the reduced disclosure format contemplated thereby.

                                      INDEX

                                IOS CAPITAL, INC.



PART I. FINANCIAL INFORMATION

        Item 1. Condensed Consolidated Financial Statements

                Consolidated Balance Sheets - December 31, 2000 (unaudited) and September 30, 2000

                Consolidated Statements of Income - Three months ended December 31, 2000 and 1999 (unaudited)

                Consolidated Statements of Cash Flows - Three months ended December 31, 2000 and 1999 (unaudited)

                Notes to Condensed Consolidated Financial Statements (unaudited)

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations

        Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

                                              PART I. FINANCIAL INFORMATION


Item 1: Condensed Consolidated Financial Statements

                                                   IOS CAPITAL, INC.
                                              CONSOLIDATED BALANCE SHEETS
                                   (in thousands, except share and per share amounts)


                                                                         December 31,               September 30,
                                                                             2000                        2000
                                                                         (unaudited)
                                                                    -----------------------      ---------------------
Assets
Investment in leases:
      Financing lease receivables, net of lease default
      reserve of: December 31, 2000 - $60,631;
      September 30, 2000 - $62,266                                              $3,080,164                 $2,899,456
      Less: Unearned income                                                       (487,782)                  (458,606)
                                                                    -----------------------      ---------------------
                                                                                 2,592,382                  2,440,850
      Funded leases, net                                                           237,825                    367,389
                                                                    -----------------------      ---------------------
Investment in leases, net                                                        2,830,207                  2,808,239

Cash                                                                                     -                      3,998
Restricted cash                                                                    119,652                     91,914
Accounts receivable                                                                116,194                    101,689
Prepaid expenses and other assets                                                    7,144                      6,160
Leased equipment-operating rentals at cost,
      less accumulated depreciation of:
      December 31, 2000 - $53,568;
      September 30, 2000 - $55,595                                                  38,900                     42,993
Property and equipment at cost, less
      accumulated depreciation of:
      December 31, 2000 - $9,440;
      September 30, 2000 - $8,981                                                    8,906                      9,097
                                                                    -----------------------      ---------------------
Total assets                                                                    $3,121,003                 $3,064,090
                                                                    =======================      =====================

Liabilities and Shareholder's Equity

Liabilities:
      Accounts payable and accrued expenses                                        $81,251                    $55,327
      Accrued interest                                                               6,779                     15,521
      Due to IKON Office Solutions, Inc.                                           233,949                     22,834
      Medium term notes                                                            405,000                    568,500
      Lease-backed notes                                                         1,749,357                  1,267,641
      Asset securitization conduit financing                                        85,000                    582,795
      Deferred income taxes                                                        139,131                    139,626
                                                                    -----------------------      ---------------------
Total liabilities                                                                2,700,467                  2,652,244
                                                                    -----------------------      ---------------------

Shareholder's equity:
      Common Stock - $.01 par value, 1,000 shares
          authorized, issued, and outstanding                                            -                          -
      Contributed capital                                                          149,415                    149,415
      Retained earnings                                                            281,443                    262,431
      Accumulated other comprehensive loss                                         (10,322)                         -
                                                                    -----------------------      ---------------------
Total shareholder's equity                                                         420,536                    411,846
                                                                    -----------------------      ---------------------
Total liabilities and shareholder's equity                                      $3,121,003                 $3,064,090
                                                                    =======================      =====================


See notes to condensed consolidated financial statements.

                                     IOS CAPITAL, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                                      (in thousands)
                                        (unaudited)



                                                              Three months ended
                                                                December 31,
                                                   --------------------------------------
                                                        2000                  1999
                                                   ----------------      ----------------

Revenues:
      Lease finance income                                 $76,657               $69,213
      Rental income                                          8,181                 9,268
      Interest on IKON income tax deferrals                      -                 4,218
      Other income                                           7,112                 5,012
                                                   ----------------      ----------------
                                                            91,950                87,711
                                                   ----------------      ----------------

Expenses:
      Interest                                              41,495                36,237
      Lease default                                          4,590                 4,510
      Depreciation                                           6,849                 7,747
      General and administrative                             7,329                 7,209
                                                   ----------------      ----------------
                                                            60,263                55,703
                                                   ----------------      ----------------

Gain on sale of investment in leases                             -                    76
                                                   ----------------      ----------------


Income before income taxes                                  31,687                32,084

Income taxes                                                12,675                12,834
                                                   ----------------      ----------------

Net income                                                 $19,012               $19,250
                                                   ================      ================



See notes to condensed consolidated financial statements.

                                                         IOS CAPITAL, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (in thousands)
                                                            (unaudited)

                                                                                                Three months ended
                                                                                                   December 31,
                                                                                    --------------------------------------------
                                                                                           2000                     1999
                                                                                    --------------------     -------------------
Cash flows from operating activities
Net income                                                                                      $19,012                 $19,250
Adjustments to reconcile net income to net
       cash provided by operating activities:
             Depreciation and amortization                                                        9,118                   8,189
             Deferred tax provision (benefit)                                                     6,386                  (8,151)
             Provision for lease default                                                          4,590                   4,510
             Gain on sale of investment in leases                                                     -                     (76)
             Changes in operating assets and liabilities:
                  Accounts receivable                                                           (14,505)                (10,432)
                  Prepaid expenses and other assets                                                (532)                  5,895
                  Accounts payable and accrued expenses                                           8,721                  25,220
                  Accrued interest                                                               (8,742)                (15,134)
                                                                                    --------------------     -------------------
                            Net cash provided by operating activities                            24,048                  29,271
                                                                                    --------------------     -------------------

Cash flows from investing activities
Purchases of equipment                                                                           (4,453)                 (3,931)
Proceeds from terminations of equipment                                                           1,532                   1,897
Investment in leases:
       Additions                                                                               (438,591)               (404,690)
       Cancellations                                                                             74,750                  73,593
       Collections                                                                              336,348                 310,527
       Lease default reserve transfer from IKON, net of deferred taxes                                -                  44,955
       Proceeds from sale of leases                                                                   -                     923
       Repurchase of leases sold                                                                      -                (275,000)
                                                                                    --------------------     -------------------
                            Net cash used in investing activities                               (30,414)               (251,726)
                                                                                    --------------------     -------------------

Cash flows from financing activities
Proceeds from asset securitization conduit financing                                             85,000                 247,600
Payments on asset securitization conduit financing                                             (582,795)                      -
Payments on medium term notes                                                                  (163,500)               (230,000)
Proceeds from issuance of lease-backed notes                                                    633,000                 697,466
Payments on lease-backed notes                                                                 (152,714)               (138,641)
Deposit to restricted cash                                                                      (27,738)                (39,403)
                                                                                    --------------------     -------------------
                            Net cash (used in) provided by financing activities                (208,747)                537,022
                                                                                    --------------------     -------------------

(Decrease) increase in cash and amounts due (to) from IKON                                     (215,113)                314,567
Cash and Due (to) from IKON at beginning of year                                                (18,836)               (111,314)
                                                                                    --------------------     -------------------
Cash and Due (to) from IKON at end of period                                                  ($233,949)               $203,253
                                                                                    ====================     ===================



See notes to condensed consolidated financial statements.

                                IOS CAPITAL, INC.
              Notes to Condensed Consolidated Financial Statements
                             (amounts in thousands)
                                   (unaudited)


Note 1:    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IOS Capital, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000. Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2:  Adoption of SFAS 133

The Company adopted Statement of Financial Accounting Standards (SFAS) 133, as amended by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities", on October 1, 2000. SFAS 133 requires that all derivatives be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or Other Comprehensive Income (Loss) ("OCI") depending on the type of hedging instrument and the effectiveness of those hedges. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative loss adjustment to OCI of $3,471, after taxes, to recognize the fair value of its derivatives as of the date of adoption.

All of the derivatives used by the Company as hedges are highly effective as defined by SFAS 133 because all of the critical terms of the derivatives match those of the hedged item. All of the derivatives used by the Company have been designated as cash flow hedges at the time of the adoption of SFAS 133 or at the time they were executed, if later than October 1, 2000. All derivatives are adjusted to their fair market values at the end of each quarter. Unrealized net gains and losses for cash flow hedges are recorded in OCI.

As of December 31, 2000, all of the derivatives designated as hedges by the Company are interest rate swaps which qualify for evaluation using the shortcut method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if the Company had issued fixed rate notes. During the quarter ended December 31, 2000, unrealized net losses totaling $10,322 after taxes were recorded in OCI, including $3,471 cumulative effect as of October 1, 2000.

Note 3:  Lease-backed Notes

In addition to the $1,267,641 of lease-backed notes (the "Notes") outstanding at September 30, 2000, on December 7, 2000, IKON Receivables, LLC (a consolidated affiliate of the Company) issued $634,431 of lease-backed notes (the "2000-2 Notes") under its $2,000,000 shelf registration statement filed with the Securities and Exchange Commission. Class A-1 Notes totaling $193,532 have a stated interest rate of 6.66125%, Class A-2 Notes totaling $70,193 have a stated interest rate of 6.60%, Class A-3 Notes totaling $290,800 have a variable interest rate and Class A-4 Notes totaling $79,906 have a variable interest rate. Class A-3 notes pay an interest rate of one-month LIBOR plus 0.23% (which has been fixed at 6.475% through an interest rate swap). Class A-4 notes pay an interest rate of one-month LIBOR plus 0.27% (which has been fixed at 6.475% through an interest rate swap). The 2000-2 Notes are collateralized by a pool of office equipment leases or contracts and related assets and the payments on the 2000-2 Notes are made from payments received on the equipment leases. The Company received approximately $633,000 in net proceeds from the sale of the 2000-2 Notes and used $582,795 of that amount to repay asset securitization conduit financing.

Note 4:  Asset Securitization Conduit Financing

The Company repaid $582,795 of asset securitization conduit financing on December 7, 2000 when it issued the 2000-2 Notes above. On December 13, 2000, the Company pledged or transferred $60,802 in financing lease receivables for $50,000 in cash in connection with its revolving asset securitization, in a transfer accounted for as a financing. On December 21, 2000, the Company pledged or transferred $42,719 in financing lease receivables for $35,000 in cash in connection with its revolving asset securitization, in a transfer accounted for as a financing. As of December 31, 2000, the Company had approximately $515,000 available under its revolving asset securitization agreements.

Note 5:  Comprehensive Income

Total comprehensive income is as follows:

                                                  Three Months Ended
                                                     December 31,
                                             ----------------------------
                                                 2000            1999
                                             ----------------------------

Net income                                        $19,012         $19,250
Cumulative effect of change in accounting
principle for derivatives and hedging
activities (SFAS 133), net of tax                  (3,471)
Net loss on derivatives, net of tax                (6,851)
                                             ------------    ------------
Total comprehensive income                         $8,690         $19,250
                                             ============    ============

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction H(2)(a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations. All amounts are in thousands, unless otherwise noted.


                 Three Months Ended December 31, 2000 compared
                  with the Three Months Ended December 31, 1999

Revenues

Total revenues increased by $4,239, or 4.8%, in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. Lease finance income increased by $7,444, or 10.8%. The lease portfolio, net of lease receivables that were sold in asset securitization transactions, increased by 0.8% from September 30, 2000 to December 31, 2000.

Office equipment placed on rental by the IKON marketplaces to customers, with cancelable terms, may be purchased by the Company as an operating lease. During the first quarter of fiscal 2001, the Company's purchases of operating lease equipment were $4,453, compared to $3,931 in the first quarter of fiscal 2000. Operating leases contributed $8,181 in rental income during the first quarter of fiscal 2001, compared to $9,268 in the first quarter of fiscal 2000.

The Company and IKON agreed to terminate the interest on the IKON income tax deferrals program effective October 1, 2000. As such, interest on the IKON income tax deferrals program was $0 compared to $4,218 in the first quarter of fiscal 2000.

Other income consists primarily of late payment charges, interest income on restricted cash, recovery income and various billing fees. Interest income on restricted cash increased $660 primarily attributed to the increase in lease-backed note issuances from December 31, 1999 to December 31, 2000. Recovery income has increased $966 for the three months ended December 31, 2000 compared to the three months ended December 31, 1999. The growth in other income from late payment charges and billing fees is primarily due to the increased size of the lease portfolio upon which these charges and fees are based. Overall, other income grew by $2,100, or 41.9%, in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000.


Expenses

Average borrowings to finance the lease portfolio in the form of loans from banks and the issuance of medium-term notes and lease-backed notes in the public market increased by 46.1%, with $2,239,357 outstanding at December 31, 2000 compared to $2,444,352 outstanding at December 31, 1999. The Company paid a weighted average interest rate on all borrowings for the first quarter of fiscal 2001 of 7.0% compared to 6.6% for the first quarter of fiscal 2000. Primarily as a result of the increased average borrowings, interest expense grew by $5,258, or 14.5%, in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. At December 31, 2000, the Company's debt to equity ratio including amounts due to IKON was 5.9 to 1.

Total general and administrative expenses, including lease default and depreciation, in the first quarter of fiscal 2001 decreased by $698 or 3.6%, compared to the first quarter of fiscal 2000.

Income Before Income Taxes

Income before income taxes for the first quarter of fiscal 2001 decreased by $397, or 1.2%, compared to the first quarter of fiscal 2000.


Income Taxes

Income taxes for the first quarter of fiscal 2001 decreased by $159, or 1.2%, compared to the first quarter of fiscal 2000. The decrease in income taxes is directly attributable to the decrease in income before income taxes for the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000.


Item 3: Quantitative and Qualitative Disclosures About Market Risk

Pursuant to General Instruction H(2)(c) of Form 10-Q the information required by this item has been omitted.

FORWARD-LOOKING INFORMATION

This Report includes or incorporates by reference information, which may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes the expectations contained in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove correct. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the Company's and/or IKON's future financial condition and results. These risks and uncertainties, which apply to both the Company and IKON, include, but are not limited to: factors which may affect the Company's ability to recoup the full amount due on the 1999-1, 1999-2, 2000-1 and 2000-2 Leases (such as lessee defaults or factors impeding recovery efforts); conducting operations in a competitive environment and a changing industry (which includes technical services and products that are relatively new to the industry, IKON, and to the Company); delays, difficulties, management transitions and employment issues associated with consolidations and/or changes in business operations; managing the integration of acquired businesses; existing and future vendor relationships; risks relating to currency exchange; economic, legal and political issues associated with international operations, the Company's ability to access capital and meet its debt service requirements (including sensitivity to fluctuation in interest rates); and general economic conditions. Certain additional risks and uncertainties are set forth in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

                           PART II. OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

        Reports on Form 8-K

On October 26, 2000, the Company's parent filed a Current Report on Form 8-K to file, under Item 5 of the Form, a press release concerning the anticipated results for the fourth quarter of fiscal year 2000.

On November 13, 2000, the Company's parent filed a Current Report on Form 8-K to file, under Item 5 of the Form, a press release concerning the earnings for the fourth quarter of fiscal year 2000 and the fiscal year ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                                 IOS CAPITAL, INC.


Date   February 14, 2001                         /s/ Harry G. Kozee
      --------------------------                 --------------------
                                                 Harry G. Kozee
                                                 Vice President - Finance
                                                 (Chief Accounting Officer)