Form 10-Q
period 2001-03-31
IOS CAPITAL INC
filed 2001-05-14
CIK 922255

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

                                 (478) 471-2300
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Yes   X   No
                      Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 7, 2001.

Common Stock, $.01 par value per share                             1,000 shares
Registered Debt Outstanding of the Company and all wholly-owned affiliates
                                                                 $1,804,108,931

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is, therefore, filing with the reduced disclosure format contemplated thereby.

                                      INDEX

                                IOS CAPITAL, INC.



PART I. FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements

                Consolidated Balance Sheets - March 31, 2001 (unaudited) and September 30, 2000

                Consolidated Statements of Income - Three and six months ended March 31, 2001 and 2000 (unaudited)

                Consolidated Statements of Cash Flows - Six months ended March 31, 2001 and 2000 (unaudited)

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

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                                                PART I. FINANCIAL INFORMATION


Item 1: Condensed Consolidated Financial Statements

                                                        IOS CAPITAL, INC.
                                                 CONSOLIDATED BALANCE SHEETS
                                      (in thousands, except share and per share amounts)


                                                                                    March 31,                 September 30,
                                                                                       2001                        2000
                                                                                   (unaudited)
                                                                               ---------------------        -------------------
Assets

Investments in leases:
      Financing lease receivables, net of lease default
      reserve of: March 31, 2001 - $58,576;
      September 30, 2000 - $62,266                                                       $3,182,837                 $2,899,456
      Less: Unearned income                                                                (513,945)                  (458,606)
                                                                               ---------------------        -------------------
                                                                                          2,668,892                  2,440,850
      Funded leases, net                                                                    227,140                    367,389
                                                                               ---------------------        -------------------
Investments in leases, net                                                                2,896,032                  2,808,239

Cash                                                                                          3,154                      3,998
Restricted cash                                                                             129,130                     91,914
Accounts receivable                                                                          90,060                    101,689
Prepaid expenses and other assets                                                             6,510                      6,160
Leased equipment-operating rentals at cost,
      less accumulated depreciation of:
      March 31, 2001 - $50,921;
      September 30, 2000 - $55,595                                                           38,598                     42,993
Property and equipment at cost, less
      accumulated depreciation of:
      March 31, 2001 - $9,788;
      September 30, 2000 - $8,981                                                             8,558                      9,097
                                                                               ---------------------        -------------------
Total assets                                                                             $3,172,042                 $3,064,090
                                                                               =====================        ===================

Liabilities and Shareholder's Equity

Liabilities:
      Accounts payable and accrued expenses                                                 $95,218                    $55,327
      Accrued interest                                                                       11,175                     15,521
      Due to IKON Office Solutions, Inc. ("IKON")                                           312,592                     22,834
      Medium term notes                                                                     287,500                    568,500
      Notes payable                                                                           7,685                          -
      Lease-backed notes                                                                  1,572,765                  1,267,641
      Asset securitization conduit financing                                                308,000                    582,795
      Deferred income taxes                                                                 144,201                    139,626
                                                                               ---------------------        -------------------
Total liabilities                                                                         2,739,136                  2,652,244
                                                                               ---------------------        -------------------

Shareholder's equity:
      Common Stock - $.01 par value, 1,000 shares
          authorized, issued, and outstanding
      Contributed capital                                                                   149,415                    149,415
      Retained earnings                                                                     301,488                    262,431
      Accumulated other comprehensive loss                                                  (17,997)                         -
                                                                               ---------------------        -------------------
Total shareholder's equity                                                                  432,906                    411,846
                                                                               ---------------------        -------------------
Total liabilities and shareholder's equity                                               $3,172,042                 $3,064,090
                                                                               =====================        ===================


See notes to condensed consolidated financial statements.

                                                         IOS CAPITAL, INC.
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                           (in thousands)
                                                            (unaudited)




                                                        Three months ended                               Six months ended
                                                              March 31,                                     March 31,
                                                ---------------------------------------      -------------------------------------
                                                     2001                  2000                   2001                 2000
                                                ---------------     -------------------      ----------------     ----------------
Revenues:
      Lease finance income                             $79,090                 $67,831              $155,747             $137,044
      Rental income                                      8,226                   9,068                16,407               18,336
      Interest on IKON income tax deferrals                  -                   4,286                     -                8,504
      Other income                                       6,283                   5,076                12,060                9,720
                                                ---------------     -------------------      ----------------     ----------------
                                                        93,599                  86,261               184,214              173,604
                                                ---------------     -------------------      ----------------     ----------------

Expenses:
      Interest                                          41,963                  36,540                83,458               72,777
      Lease default, net of recovery income              3,327                   4,241                 6,582                8,383
      Depreciation                                       6,866                   7,586                13,715               15,333
      General and administrative                         8,035                   7,415                15,364               14,624
                                                ---------------     -------------------      ----------------     ----------------
                                                        60,191                  55,782               119,119              111,117
                                                ---------------     -------------------      ----------------     ----------------

Gain on sale of lease receivables                            -                       -                     -                   76
                                                ---------------     -------------------      ----------------     ----------------


Income before income taxes                              33,408                  30,479                65,095               62,563

Provision for income taxes                              13,363                  12,191                26,038               25,025
                                                ---------------     -------------------      ----------------     ----------------

Net income                                             $20,045                 $18,288               $39,057              $37,538
                                                ===============     ===================      ================     ================



See notes to condensed consolidated financial statements.

                                                        IOS CAPITAL, INC.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (in thousands)
                                                           (unaudited)

                                                                                                Six months ended
                                                                                                   March 31,
                                                                                 ----------------------------------------------
                                                                                         2001                        2000
                                                                                 ------------------           -----------------
Cash flows from operating activities
Net income                                                                                 $39,057                     $37,538
Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                                                        18,304                      22,257
       Deferred tax provision                                                               16,573                      14,944
       Provision for lease default                                                           9,964                       9,606
       Gain on sale of investment in leases                                                      -                         (76)
       Changes in operating assets and liabilities:
                   Accounts receivable                                                      11,629                       1,879
                   Prepaid expenses and other assets                                        (1,102)                      2,523
                   Accounts payable and accrued expenses                                     9,897                       6,392
                   Accrued interest                                                         (4,346)                     (5,183)
                                                                                 ------------------           -----------------
                             Net cash provided by operating activities                      99,976                      89,880
                                                                                 ------------------           -----------------

Cash flows from investing activities
Purchases of equipment                                                                     (12,420)                     (7,867)
Proceeds from terminations of equipment                                                      2,935                       2,919
Investments in leases:
    Additions                                                                             (965,093)                   (896,957)
    Cancellations                                                                          150,791                     149,474
    Collections                                                                            714,842                     673,347
    Lease default reserve transfer from IKON, net of deferred taxes                              -                      44,955
    Proceeds from sale of leases                                                                 -                         923
    Repurchase of leases sold                                                                    -                    (275,000)
                                                                                 ------------------           -----------------
                             Net cash used in investing activities                        (108,945)                   (308,206)
                                                                                 ------------------           -----------------

Cash flows from financing activities
Proceeds from asset securitization conduit financing                                       308,000                     250,000
Payments on asset securitization conduit financing                                        (582,795)                          -
Payments on medium term notes                                                             (281,000)                   (378,000)
Proceeds from notes payable                                                                  7,685                           -
Proceeds from issuance of lease-backed notes                                               633,000                     697,466
Payments on lease-backed notes                                                            (329,307)                   (269,861)
Deposit to restricted cash                                                                 (37,216)                    (46,926)
Dividend to IKON                                                                                 -                     (30,000)
                                                                                 ------------------           -----------------
                             Net cash (used in) provided by financing activities          (281,633)                    222,679
                                                                                 ------------------           -----------------

(Decrease) increase in cash and amounts Due to IKON                                       (290,602)                      4,353
Cash and Due to IKON at beginning of year                                                  (18,836)                   (111,314)
                                                                                 ------------------           -----------------
Cash and Due to IKON at end of period                                                    ($309,438)                  ($106,961)
                                                                                 ==================           =================



See notes to condensed consolidated financial statements.

                                IOS CAPITAL, INC.
              Notes to Condensed Consolidated Financial Statements
                             (amounts in thousands)
                                   (unaudited)


Note 1:    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IOS Capital, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

As of March 31, 2001, all of the derivatives designated as hedges by the Company are interest rate swaps which qualify for evaluation using the "shortcut method" for assessing effectiveness. As such, there is an assumption of no ineffectiveness. The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if the Company had issued fixed rate notes. During the six months ended March 31, 2001, unrealized net losses totaling $17,997, after taxes, were recorded in OCI, including the $3,471 cumulative effect adjustment as of October 1, 2000.


Note 3:  Lease-backed Notes

In addition to the $1,267,641 of lease-backed notes (the "Notes") outstanding at September 30, 2000, on December 7, 2000, IKON Receivables, LLC (a consolidated affiliate of the Company) issued $634,431 of lease-backed notes (the "2000-2 Notes") under its $2,000,000 shelf registration statement filed with the Securities and Exchange Commission. The 2000-2 Notes are comprised of Class A-1 Notes totaling $193,532 have a stated interest rate of 6.66125%, Class A-2 Notes totaling $70,193 have a stated interest rate of 6.60%, Class A-3 Notes totaling

$290,800 have a variable interest rate and Class A-4 Notes totaling $79,906 have a variable interest rate. Class A-3 Notes pay an interest rate of one-month LIBOR plus 0.23% (which has been fixed at 6.475% through an interest rate swap). Class A-4 Notes pay an interest rate of one-month LIBOR plus 0.27% (which has been fixed at 6.475% through an interest rate swap). The 2000-2 Notes are collateralized by a pool of office equipment leases or contracts and related assets and the payments on the 2000-2 Notes are made from payments received on the equipment leases. The Company received $633,000 in net proceeds from the sale of the 2000-2 Notes and used $582,795 of that amount to repay asset securitization conduit financing.

Note 4:  Asset Securitization Conduit Financing

On December 7, 2000, the Company repaid $582,795 of asset securitization conduit financing when it issued the 2000-2 Notes above. For the first six months of fiscal 2001, the Company pledged or transferred $341,206 in financing lease receivables for $280,000 in cash in connection with its revolving asset securitization, in transfers accounted for as financings.

Additionally, on March 31, 2001, the Company entered into an asset securitization transaction whereby it pledged or transferred $33,299 in financing lease receivables for $28,000 in cash and a retained interest in the remainder. The agreement is for an initial 364-day term with certain renewal provisions and was structured as a revolving asset securitization so that as collections reduce previously sold interests in this new pool of leases, additional leases can be sold up to $300,000. The terms of the agreement require that the Company continue to service the lease portfolio.

As of March 31, 2001, the Company had approximately $471,500 available under its revolving asset securitization conduit financing agreements.

Note 5:  Notes Payable

On March 25, 2001, the Company signed promissory notes and pledged $7,943 of lease receivables for $7,685 of proceeds. The notes have various interest rates with maturities through December 2005.

Note 6:  Comprehensive Income

Total comprehensive income is as follows:

                                                  Three Months Ended            Six Months Ended
                                                       March 31,                   March 31,
                                               ----------------------      ----------------------
                                                  2001         2000           2001         2000
                                               ----------------------      ----------------------
Net income                                      $ 20,045      $ 18,288      $ 39,057     $ 37,538
Cumulative effect of change in accounting
      principle for derivatives and hedging
      activities (SFAS 133), net of tax                                       (3,471)
Net loss on derivatives, net of tax               (7,675)                    (14,526)
                                                --------      --------      --------     --------
Total comprehensive income                      $ 12,370      $ 18,288      $ 21,060     $ 37,538
                                                ========      ========      ========     ========

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction H(2)(a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations. All amounts are in thousands, unless otherwise noted.


                   Three Months Ended March 31, 2001 compared with the Three Months Ended March 31, 2000

Revenues

Total revenues increased by $7,338, or 8.5%, in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. Lease finance income increased by $11,259, or 16.6% due to the increased balance in the lease portfolio and the increased average yield of new leases effective October 1, 2000. The lease portfolio increased by 2.3% from December 31, 2000 to March 31, 2001.

Office equipment placed on rental by the IKON marketplaces to customers, with cancelable terms, may be purchased by the Company as an operating lease. During the second quarter of fiscal 2001, the Company's purchases of operating lease equipment were $7,967, compared to $3,936 during the second quarter of fiscal 2000. Operating leases contributed $8,226 in rental income during the second quarter of fiscal 2001, compared to $9,068 in the second quarter of fiscal 2000, as a result of the reduced operating lease portfolio balance.

The Company and IKON agreed to terminate the interest on the IKON income tax deferrals program effective October 1, 2000. As such, interest on the IKON income tax deferrals program was $0 in the second quarter of fiscal 2001 compared to $4,286 in the second quarter of fiscal 2000.

Other income consists primarily of late payment charges, interest income on restricted cash and various billing fees. Interest income on restricted cash increased $654 primarily due to the increase in lease-backed note issuances in December 2000 compared to the prior year. The growth in other income from late payment charges and billing fees is primarily due to the increased size of the lease portfolio upon which these charges and fees are based. Overall, other income grew by $1,207, or 23.8%, in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000.

Expenses

Average borrowings to finance the lease portfolio in the form of loans from banks, the issuance of medium term and lease-backed notes in the public market, Due to IKON and notes payable increased by 9.48%, for the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. The increase in borrowing needs is driven by the increase in the lease portfolio. The debt outstanding was $2,488,542 at March 31, 2001 compared to $2,276,440, at March 31, 2000. The Company paid a weighted average interest rate on all borrowings of 6.8% for the second quarter of fiscal 2001 compared to 6.7% for the second quarter of fiscal 2000. Primarily as a result of the increased average borrowings, interest expense grew by $5,423, or 14.8%, in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. At March 31, 2001, the Company's debt to equity ratio including amounts Due to IKON was 5.75 to 1 compared to 5.69 to 1 at March 31, 2000.

Lease default, net of recovery income, decreased by $914, or 21.6%, due to increased recoveries for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. Depreciation expense on leased equipment decreased $720, or 9.5%, due to the reduced operating lease portfolio balance, and general and administrative expenses increased by $620, or 8.4%, in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. Overall expenses have increased $ 4,409, or 7.9%, for the three months ended March 31, 2001 compared to the three months ended March 31, 2000.


Income Before Income Taxes

Income before income taxes for the second quarter of fiscal 2001 increased by $2,929, or 9.6%, compared to the second quarter of fiscal 2000 as a result of the items above.

Income Taxes

Income taxes for the second quarter of fiscal 2001 increased by $1,172, or 9.6%, compared to the second quarter of fiscal 2000. The increase in income taxes is directly attributable to the increase in income before income taxes for the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000.


                    Six Months Ended March 31, 2001 compared with the Six Months Ended March 31, 2000

Revenues

Total revenues increased by $10,610, or 6.1%, in the first six months of fiscal 2001 compared to the first six months of fiscal 2000. Lease finance income increased by $18,703, or 13.6% primarily due to the increased lease portfolio balance and the increased average yield of new leases funded effective October 1, 2000. The lease portfolio increased by 3.1% from September 30, 2000 to March 31, 2001.

Office equipment placed on rental by the IKON marketplaces to customers, with cancelable terms, may be purchased by the Company as an operating lease. During the first six months of fiscal 2001, the Company's purchases of operating lease equipment were $12,255, compared to $7,867 in the first six months of fiscal 2000. Operating leases contributed $16,407 in rental income during the first six months of fiscal 2001, compared to $18,336 in the first six months of fiscal 2000 due to the reduced operating lease portfolio balance.

The Company and IKON agreed to terminate the interest on the IKON income tax deferrals program effective October 1, 2000. As such, interest on the IKON income tax deferrals program was $0 in the first six months of fiscal 2001 compared to $8,504 in the first six months of fiscal 2000.

Other income consists primarily of late payment charges, interest income on restricted cash and various billing fees. Interest income on restricted cash increased $1,314 primarily due to the increase in lease-backed note issuances in December 2000 compared to the prior year. The growth in other income from late payment charges and billing fees is primarily due to the increased size of the lease portfolio upon which these charges and fees are based. Overall, other income grew by $2,340, or 24.1%, in the first six months of fiscal 2001 compared to the first six months of fiscal 2000.

Expenses

Average borrowings to finance the lease portfolio in the form of loans from banks, the issuance of medium term and lease-backed notes in the public market, Due to IKON and notes payable increased by 4.65%, for the first six months of fiscal 2001 compared to the first six months of fiscal 2000. The increase in borrowing needs is driven by the increase in the lease portfolio. The debt outstanding was $2,488,542 at March 31, 2001 compared to $2,276,440, at March 31, 2000. The Company paid a weighted average interest rate on all borrowings of 6.8% for the first six months of fiscal 2001 compared to 6.7% for the first six months of fiscal 2000. Primarily as a result of the increased average borrowings, interest expense grew by $10,681, or 14.7%, in the first six months of fiscal 2001 compared to the first six months of fiscal 2000. At March 31, 2001, the Company's debt to equity ratio including amounts Due to IKON was 5.75 to 1 compared to 5.69 to 1 at March 31, 2000.

Lease default, net of recovery income, decreased by $1,801, or 21.5%, due to increased recoveries for the six months ended March 31, 2001 compared to the six months ended March 31, 2000. Depreciation expense on leased equipment decreased $1,618, or 10.6%, due to the reduced operating lease portfolio balance, and general and administrative expenses increased by $740, or 5.1%, in the first six months of fiscal 2001 compared to the first six months of fiscal 2000. Overall expenses have increased $8,002, or 7.2%, for the six months ended March 31, 2001 compared to the six months ended March 31, 2000.

Income Before Income Taxes

Income before income taxes for the first six months of fiscal 2001 increased by $2,532, or 4.0%, compared to the first six months of fiscal 2000 as a result of the items above.

Income Taxes

Income taxes for the first six months of fiscal 2001 increased by $1,013, or 4.0%, compared to the first six months of fiscal 2000. The increase in income taxes is directly attributable to the increase in income before income taxes for the first six months of fiscal 2001 compared to the first six months of fiscal 2000.


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





PART II. OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

      a. Exhibits

           99.1  Ratio of Earnings to Fixed Charges

      b. Reports on Form 8-K

         On January 25, 2001, the Company's parent filed a Current Report on Form 8-K to file, under Item 5 of the Form, a press release concerning earnings for the first quarter of fiscal year 2001.




SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                                 IOS CAPITAL, INC.


Date   May 14, 2001                              /s/ Harry G. Kozee
      --------------------------                 --------------------
                                                 Harry G. Kozee
                                                 Vice President - Finance
                                                 (Chief Accounting Officer)