Form 10-Q
period 2001-06-30
IOS CAPITAL INC
filed 2001-08-13
CIK 922255

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number                   0-20405
--------------------------------------------------------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 2001:

Common Stock, $.01 par value per share                           1,000 shares
Registered Debt Outstanding of the Company and all wholly-owned
     affiliates                                                $2,263,702,662

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is, therefore, filing with the reduced disclosure format contemplated thereby.

                                      INDEX

                                IOS CAPITAL, INC.



PART I. FINANCIAL INFORMATION

        Item 1.  Condensed Consolidated Financial Statements

                 Consolidated Balance Sheets - June 30, 2001 (unaudited) and September 30, 2000

                 Consolidated Statements of Income - Three and nine months ended June 30, 2001 and 2000 (unaudited)

                 Consolidated Statements of Cash Flows - Nine months ended June 30, 2001 and 2000 (unaudited)

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

        Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                                                 PART I. FINANCIAL INFORMATION


Item 1: Condensed Consolidated Financial Statements

                                                       IOS CAPITAL, INC.
                                                  CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except share and per share amounts)


                                                                                June 30,                   September 30,
                                                                                  2001                          2000
                                                                              (unaudited)
                                                                        -------------------------      -----------------------
Assets
Investments in leases:
      Financing lease receivables, net of lease default
      reserve of: June 30, 2001 - $56,904;
      September 30, 2000- $62,266                                                     $3,249,633                   $2,899,456
      Less: Unearned income                                                             (533,174)                    (458,606)
                                                                        -------------------------      -----------------------
                                                                                       2,716,459                    2,440,850
      Funded leases, net                                                                 229,024                      367,389
                                                                        -------------------------      -----------------------
Investments in leases, net                                                             2,945,483                    2,808,239

Cash                                                                                       6,920                        3,998
Restricted cash                                                                          143,963                       91,914
Accounts receivable                                                                       86,458                      101,689
Prepaid expenses and other assets                                                         11,649                        6,160
Leased equipment-operating rentals at cost,
      less accumulated depreciation of:
      June 30, 2001 - $45,105;
      September 30, 2000 - $55,595                                                        35,658                       42,993
Property and equipment at cost, less
      accumulated depreciation of:
      June 30, 2001 - $10,095;
      September 30, 2000 - $8,981                                                          8,280                        9,097
                                                                        -------------------------      -----------------------
Total assets                                                                          $3,238,411                   $3,064,090
                                                                        =========================      =======================

Liabilities and Shareholder's Equity

Liabilities:
      Accounts payable and accrued expenses                                              $80,606                      $55,327
      Accrued interest                                                                     5,850                       15,521
      Due to IKON Office Solutions, Inc. ("IKON")                                        173,728                       22,834
      Unsecured public debt                                                              250,000                      568,500
      Medium term notes                                                                   82,000                            -
      Notes payable                                                                        8,098                            -
      Lease-backed notes                                                               2,002,087                    1,267,641
      Asset securitization conduit financing                                              18,000                      582,795
      Deferred income taxes                                                              162,310                      139,626
                                                                        -------------------------      -----------------------
Total liabilities                                                                      2,782,679                    2,652,244
                                                                        -------------------------      -----------------------

Shareholder's equity:
      Common Stock - $.01 par value, 1,000 shares
          authorized, issued, and outstanding
      Contributed capital                                                                149,415                      149,415
      Retained earnings                                                                  322,717                      262,431
      Accumulated other comprehensive loss                                               (16,400)                           -
                                                                        -------------------------      -----------------------
Total shareholder's equity                                                               455,732                      411,846
                                                                        -------------------------      -----------------------
Total liabilities and shareholder's equity                                            $3,238,411                   $3,064,090
                                                                        =========================      =======================


See notes to condensed consolidated financial statements.

                                                        IOS CAPITAL, INC.
                                                CONSOLIDATED STATEMENTS OF INCOME
                                                         (in thousands)
                                                           (unaudited)



                                                       Three months ended                             Nine months ended
                                                            June 30,                                      June 30,
                                              -------------------------------------        ------------------------------------
                                                    2001                2000                    2001                2000
                                              -----------------    ----------------        ----------------    ----------------

Revenues:
      Lease finance income                             $81,905             $70,778                $237,652            $207,822
      Rental income                                      7,360               8,850                  23,767              27,186
      Interest on IKON income tax deferrals                  -               4,168                       -              12,672
      Other income                                       6,079               5,382                  18,139              15,102
                                              -----------------    ----------------        ----------------    ----------------
                                                        95,344              89,178                 279,558             262,782
                                              -----------------    ----------------        ----------------    ----------------

Expenses:
      Interest                                          41,360              36,875                 124,818             109,652
      Lease default, net of recovery income              4,031               4,184                  10,613              12,567
      Depreciation                                       6,158               7,358                  19,873              22,691
      General and administrative                         8,104               7,776                  23,468              22,400
                                              -----------------    ----------------        ----------------    ----------------
                                                        59,653              56,193                 178,772             167,310
                                              -----------------    ----------------        ----------------    ----------------

Gain on sale of lease receivables                            -                   -                       -                  76
                                              -----------------    ----------------        ----------------    ----------------


Income before income taxes                              35,691              32,985                 100,786              95,548

Provision for income taxes                              14,462              13,306                  40,500              38,331
                                              -----------------    ----------------        ----------------    ----------------

Net income                                             $21,229             $19,679                 $60,286             $57,217
                                              =================    ================        ================    ================



See notes to condensed consolidated financial statements.

                                                     IOS CAPITAL, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (in thousands)
                                                        (unaudited)

                                                                                                Nine months ended
                                                                                                    June 30,
                                                                                     ------------------------------------
                                                                                            2001                 2000
                                                                                     ---------------      ---------------
Cash flows from operating activities
Net income                                                                                  $60,286              $57,217
Adjustments to reconcile net income to net
       cash provided by operating activities:
              Depreciation and amortization                                                  20,884               23,934
              Deferred tax provision                                                         17,229               14,644
              Provision for lease default                                                    15,188               14,999
              Gain on sale of investment in leases                                                -                  (76)
              Changes in operating assets and liabilities:
                   Accounts receivable                                                       15,231               (1,204)
                   Prepaid expenses and other assets                                         (5,957)              10,215
                   Accounts payable and accrued expenses                                     14,334                1,752
                   Accrued interest                                                          (9,671)             (15,644)
                                                                                     ---------------      ---------------
                             Net cash provided by operating activities                      127,524              105,837
                                                                                     ---------------      ---------------

Cash flows from investing activities
Purchases of equipment                                                                      (11,996)             (11,407)
Proceeds from terminations of equipment                                                       4,927                4,727
Investments in leases:
       Additions                                                                         (1,478,162)          (1,400,034)
       Cancellations                                                                        234,701              222,327
       Collections                                                                        1,088,704            1,029,779
       Lease default reserve transfer from IKON, net of deferred taxes                            -               44,955
       Proceeds from sale of leases                                                               -                  923
       Repurchase of leases sold                                                                  -             (275,000)
                                                                                     ---------------      ---------------
                             Net cash used in investing activities                         (161,826)            (383,730)
                                                                                     ---------------      ---------------

Cash flows from financing activities
Proceeds from asset securitization conduit financing                                        473,000              333,000
Payments on asset securitization conduit financing                                       (1,037,795)            (250,000)
Proceeds from issuance of unsecured public debt                                             250,000                    -
Payments on medium term notes                                                              (486,500)            (499,350)
Short-term borrowings, net of repayments                                                      8,098                    -
Proceeds from issuance of lease-backed notes                                              1,226,761            1,194,849
Payments on lease-backed notes                                                             (495,185)            (406,439)
Deposit to restricted cash                                                                  (52,049)             (59,554)
Dividend to IKON                                                                                  -              (30,000)
                                                                                     ---------------      ---------------
                             Net cash (used in) provided by financing activities           (113,670)             282,506
                                                                                     ---------------      ---------------

(Decrease) increase in Cash and Due to IKON                                                (147,972)               4,613
Cash and Due to IKON at beginning of period                                                 (18,836)            (111,314)
                                                                                     ---------------      ---------------
Cash and Due to IKON at end of period                                                     ($166,808)           ($106,701)
                                                                                     ===============      ===============



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

As of June 30, 2001, all of the derivatives designated as hedges by the Company are interest rate swaps which qualify for evaluation using the "shortcut method" for assessing effectiveness. As such, there is an assumption of no ineffectiveness. The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if the Company had issued fixed rate notes. During the nine months ended June 30, 2001, unrealized net losses totaling $16,400 after taxes were recorded in OCI, including the $3,471 cumulative effect adjustment as of October 1, 2000.


Note 3:  Lease-backed Notes

In addition to the $1,267,641 of lease-backed notes (the "Notes") outstanding at September 30, 2000, on December 7, 2000, IKON Receivables, LLC (a consolidated affiliate of the Company) issued $634,431 of lease-backed notes (the "2000-2 Notes") under its $2,000,000 shelf registration statement filed with the Securities and Exchange Commission. The 2000-2 Notes are comprised of Class A-1 Notes totaling $193,532 and have a stated interest rate of 6.66125%, Class A-2 Notes totaling $70,193 have a stated interest rate of 6.60%, Class A-3 Notes totaling $290,800 have a variable interest rate and Class A-4 Notes totaling $79,906 have a variable interest rate. Class A-3 Notes pay an interest rate of one-month LIBOR plus 0.23% (which has been fixed at 6.475% through an interest rate swap). Class A-4 Notes pay an interest rate of one-month LIBOR plus 0.27% (which has been fixed at 6.475% through an interest rate swap). The 2000-2 Notes are collateralized by a pool of office equipment leases or contracts and related assets and the payments on the 2000-2 Notes are made from payments received on the equipment leases. The Company received $633,000 in net proceeds from the issuance of the 2000-2 Notes and used $582,795 of that amount to repay asset securitization conduit financing.

Additionally, on June 28, 2001, IKON Receivables, LLC issued $595,200 of lease-backed notes (the "2001-1 Notes") under its $2,000,000 shelf registration statement filed with the Securities and Exchange Commission. The 2001-1 Notes are comprised of Class A-1 Notes totaling $168,000 and have a stated interest rate of 3.73375%, Class A-2 Notes totaling $41,000 have a stated interest rate of 4.16%, Class A-3 Notes totaling $260,000 have a variable interest rate, and Class A-4 Notes totaling $126,200 have a variable interest rate. Class A-3 Notes pay an interest rate of one-month LIBOR plus 0.23% (which has been fixed at 4.825% through an interest rate swap). Class A-4 Notes pay an interest rate of one-month LIBOR plus 0.26% (which has been fixed at 5.435% through an interest rate swap). The 2001-1 Notes are collateralized by a pool of office equipment leases or contracts and related assets and the payments on the 2001-1 Notes are made from payments received on the equipment leases. The Company received $593,761 in net proceeds from the issuance of the 2001-1 Notes and used $455,000 of that amount to repay asset securitization conduit financing.

Note 4:  Asset Securitization Conduit Financing

On December 7, 2000, the Company repaid $582,795 of asset securitization conduit financing when it issued the 2000-2 Notes described above. On June 28, 2001, the Company repaid $455,000 of asset securitization conduit financing when it issued the 2001-1 Notes described above. For the first nine months of fiscal 2001, the Company pledged or transferred $524,216 in financing lease receivables for $473,000 in cash in connection with its revolving asset securitization conduit financings which include the March 31, 2001 transaction described below.

On March 31, 2001, the Company entered into a new asset securitization conduit financing agreement. The agreement is for an initial 364-day term with certain renewal provisions and was structured as a revolving asset securitization so that as collections reduce previously pledged interests in this new pool of leases, additional leases can be pledged up to $300,000. The terms of the agreement require that the Company continue to service the lease portfolio. Under this new agreement, the Company pledged or transferred $33,299 in financing lease receivables for $28,000 in cash and a retained interest in the remainder.

As of June 30, 2001, the Company had approximately $757,000 available under its revolving asset securitization conduit financing agreements.

Note 5:  Unsecured Public Debt

On June 15, 2001, the Company issued $250,000 of unsecured public debt with an interest rate of 9.75% (10% yield including the original issue discount) which is due on June 15, 2004. Interest is paid on the unsecured public debt semi-annually beginning December 15, 2001. With the net proceeds from the issuance, the Company repaid $150,000 of 6.730% medium term notes due June 15, 2001 and will use the remainder of the proceeds for general corporate purposes.

Note 6:  Notes Payable

On March 25, 2001, the Company signed promissory notes and pledged $7,943 of lease receivables for $7,685 of proceeds. On June 1, 2001, the Company signed promissory notes and pledged $1,061 of lease receivables for $955 of proceeds. During the third quarter of fiscal 2001, the Company repaid $542 of the promissory notes. The notes have various interest rates with maturities through December 2005.

Note 7:  Comprehensive Income

Total comprehensive income is as follows:

                                                               Three Months Ended                       Nine Months Ended
                                                                    June 30,                                June 30,
                                                            2001                2000               2001                 2000
                                                       ----------------    ---------------    ----------------    -----------------
Net income                                                     $21,229            $19,679             $60,286              $57,217
Cumulative effect of change in accounting
     principle for derivatives and hedging
     activities (SFAS 133), net of tax                                                                 (3,471)
Net gain (loss) on derivative instruments, net of
     tax                                                         1,597                                (12,929)
                                                       ----------------    ---------------    ----------------    -----------------
Total comprehensive income                                     $22,826            $19,679             $43,886              $57,217
                                                       ================    ===============    ================    =================


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction H(2)(a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations. All amounts are in thousands, unless otherwise noted.


                    Three Months Ended June 30, 2001 compared with the Three Months Ended June 30, 2000

Revenues

Total revenues increased by $6,166, or 6.9%, in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. Lease finance income increased by $11,127, or 15.7%, due to the increased balance in the lease portfolio and the increased average yield of new leases funded after September 30, 2000. The lease portfolio balance increased by 7.9% from June 30, 2000 to June 30, 2001.

Office equipment placed on rental by the IKON marketplaces to customers, with cancelable terms, may be purchased by the Company as an operating lease. During the third quarter of fiscal 2001, the Company's purchases of operating lease equipment were $5,233, compared to $3,538 during the third quarter of fiscal 2000. Operating leases contributed $7,360 in rental income during the third quarter of fiscal 2001, compared to $8,850 in the third quarter of fiscal 2000, as a result of the reduced balance of the operating lease portfolio.

The Company and IKON agreed to terminate the interest on the IKON income tax deferrals program effective October 1, 2000. As such, interest on the IKON income tax deferrals program was $0 in the third quarter of fiscal 2001 compared to $4,168 in the third quarter of fiscal 2000.

Other income consists primarily of late payment charges, interest income on restricted cash and various billing fees. Interest income on restricted cash increased $141, or 13.3%, primarily due to the increase in lease-backed note issuances in December 2000 and June 2001 compared to the prior year. The growth in other income from late payment charges and billing fees is primarily due to the increased size of the lease portfolio balance upon which these charges and fees are based. Overall, other income grew by $697, or 13.0%, in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000.

Expenses

Total borrowings to finance the lease portfolio in the form of loans from banks, the issuance of medium term and lease-backed notes in the public market, Due to IKON and notes payable increased by 7.78%, as of June 30, 2001 compared to June 30, 2000. The increase in borrowing needs is driven by the increase in the lease portfolio. The debt outstanding including Due to IKON was $2,533,913 at June 30, 2001 compared to $2,351,088, at June 30, 2000. The Company paid a weighted average interest rate on all borrowings of 6.74% as of June 30, 2001 compared to 6.98% as of June 30, 2000. Primarily as a result of the increased total borrowings, interest expense grew by $4,485, or 12.2%, in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. At June 30, 2001, the Company's debt to equity ratio including amounts Due to IKON was 5.56 to 1 compared to 5.60 to 1 at June 30, 2000.

Lease default, net of recovery income, has decreased by $153, or 3.7%, due to increased recoveries for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. Depreciation expense on leased equipment has decreased $1,200, or 16.3%, due to the reduced balance of the operating lease portfolio. General and administrative expenses have increased by $328, or 4.2%, in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. Overall expenses have increased $3,460, or 6.2%, for the three months ended June 30, 2001 compared to the three months ended June 30, 2000.

Income Before Income Taxes

Income before income taxes for the third quarter of fiscal 2001 increased by $2,706, or 8.2%, compared to the third quarter of fiscal 2000 as a result of the items above.

Income Taxes

Income taxes for the third quarter of fiscal 2001 increased by $1,156, or 8.7%, compared to the third quarter of fiscal 2000. The effective income tax rate was 41% for the three months ended June 30, 2001 and 40% for the three months ended June 30, 2000. The increase in income taxes is directly attributable to the increase in income before income taxes for the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2000.

                    Nine Months Ended June 30, 2001 compared with the Nine Months Ended June 30, 2000

Revenues

Total revenues increased by $16,776, or 6.4%, in the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000. Lease finance income increased by $29,830, or 14.4%, primarily due to the increased lease portfolio balance and the increased average yield of new leases funded after September 30, 2000. The lease portfolio increased by 4.9% from September 30, 2000 to June 30, 2001.

Office equipment placed on rental by the IKON marketplaces to customers, with cancelable terms, may be purchased by the Company as an operating lease. During the first nine months of fiscal 2001, the Company's purchases of operating lease equipment were $11,996, compared to $11,407 in the first nine months of fiscal 2000. Operating leases contributed $23,767 in rental income during the first nine months of fiscal 2001, compared to $27,186 in the first nine months of fiscal 2000, due to the reduced operating lease portfolio balance.

The Company and IKON agreed to terminate the interest on the IKON income tax deferrals program effective October 1, 2000. As such, interest on the IKON income tax deferrals program was $0 in the first nine months of fiscal 2001 compared to $12,672 in the first nine months of fiscal 2000.

Other income consists primarily of late payment charges, interest income on restricted cash and various billing fees. Interest income on restricted cash increased $1,456, or 49.7%, primarily due to the increase in lease-backed note issuances in December 2000 and June 2001 compared to the prior year. The growth in other income from late payment charges and billing fees is primarily due to the increased size of the lease portfolio upon which these charges and fees are based. Overall, other income grew by $3,037, or 20.1%, in the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000.

Expenses

Total borrowings to finance the lease portfolio in the form of loans from banks, the issuance of medium term and lease-backed notes in the public market, Due to IKON and notes payable increased by 7.78%, for the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000. The increase in borrowing needs was driven by the increase in the lease portfolio. The debt outstanding including Due to IKON was $2,533,913 at June 30, 2001 compared to $2,351,088, at June 30, 2000. The Company paid a weighted average interest rate on all borrowings of 6.74% as of June 30, 2001 compared to 6.98% as of June 30, 2000. Primarily as a result of the increased total borrowings, interest expense grew by $15,166, or 13.8%, in the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000. At June 30, 2001, the Company's debt to equity ratio including amounts Due to IKON was 5.56 to 1 compared to 5.60 to 1 at June 30, 2000.

Lease default, net of recovery income, decreased by $1,954, or 15.5%, due to increased recoveries for the nine months ended June 30, 2001 compared to the nine months ended June 30, 2000. Depreciation expense on leased equipment has decreased $2,818, or 12.4%, due to the reduced balance of the operating lease portfolio. General and administrative expenses have increased by $1,068, or 4.8%, in the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000. Overall expenses have increased $11,462, or 6.9%, for the nine months ended June 30, 2001 compared to the nine months ended June 30, 2000.

Income Before Income Taxes

Income before income taxes for the first nine months of fiscal 2001 increased by $5,238, or 5.5%, compared to the first nine months of fiscal 2000 as a result of the items above.

Income Taxes

Income taxes for the first nine months of fiscal 2001 increased by $2,169, or 5.7%, compared to the first nine months of fiscal 2000. The effective income tax rate was 40% for the nine months ended June 30, 2001 and 2000. The increase in income taxes is directly attributable to the increase in income before income taxes for the first nine months of fiscal 2001 as compared to the first nine months of fiscal 2000.




FORWARD-LOOKING INFORMATION

This Report includes or incorporates by reference information, which may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes the expectations contained in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove correct. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the Company's and/or IKON's future financial condition and results. These risks and uncertainties, which apply to both the Company and IKON, include, but are not limited to: factors which may affect the Company's ability to recoup the full amount due on the 1999-1, 1999-2, 2000-1, 2000-2 and 2001-1 Leases (such as lessee defaults or factors impeding recovery efforts); conducting operations in a competitive environment and a changing industry (which includes technical services and products that are relatively new to the industry, IKON, and to the Company); delays, difficulties, management transitions and employment issues associated with consolidations and/or changes in business operations; managing the integration of acquired businesses; existing and future vendor relationships; risks relating to currency exchange; economic, legal and political issues associated with international operations, the Company's ability to access capital and meet its debt service requirements (including sensitivity to fluctuation in interest rates); and general economic conditions. Certain additional risks and uncertainties are set forth in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

PART II. OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

      Reports on Form 8-K

         On May 9, 2001, the Company filed a Current Report on Form 8-K to file, under Item 5 of the Form, a statement setting forth the Company's ratio of earnings to fixed charges for the quarter ended December 31, 2000.

         On June 14, 2001, the Company filed a Current Report on Form 8-K to file under Item 7, certain exhibits related to the Company's issuance of $250,000,000 in unsecured public debt on June 15, 2001.




SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                           IOS CAPITAL, INC.


Date   August 13, 2001                     /s/ Harry G. Kozee
       ----------------                    ------------------------
                                           Harry G. Kozee
                                           Vice President - Finance
                                           (Chief Accounting Officer)