Form 10-K
period 2001-09-30
IOS CAPITAL INC
filed 2001-12-24
CIK 922255

As filed with the Securities and Exchange Commission on December 21, 2001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2001 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

FORM 10-K
Commission file number 0-20405

IOS CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	23-2493042
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1738 Bass Road, Macon, Georgia	31210
(Address of Principal Executive Offices)	(Zip Code)

(478) 471-2300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No  ☐

        The number of shares of common stock, par value $.01 per share, outstanding as of December 21, 2001 was 1,000, all of which were owned by IKON Office Solutions, Inc.

        Registered debt outstanding of the Company and all wholly-owned subsidiaries as of December 21, 2001 was $1,855,266,339.

DOCUMENTS INCORPORATED BY REFERENCE:

None

        The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format contemplated thereby.

TABLE OF CONTENTS*

*	All amounts contained in the annual report on Form 10-K are in thousands unless otherwise noted.

PART I

Item 1.    Business

General

        IOS Capital, Inc. (“IOSC” or the “Company”), was formed in 1987 to provide lease financing to customers of IKON Office Solutions, Inc. (“IKON”). The Company’s offices are located at 1738 Bass Road, Macon, Georgia, 31210 (telephone number 478-471-2300). The Company is a wholly-owned subsidiary of IKON.

        IKON is a public company headquartered in Malvern, Pennsylvania and a leading provider of products and services that help businesses communicate. IKON provides customers with total business solutions for every office, production and outsourcing need, including copiers and printers, color solutions, distributed printing, facilities management, imaging and legal document solutions, as well as network design and consulting and e-business development. IKON has locations worldwide, including in the United States, Canada, Mexico, the United Kingdom, France, Germany, Ireland and Denmark. IKON’s fiscal 2001 revenues were approximately $5.3 billion.

        The Company is engaged in the business of arranging lease financing primarily for office equipment marketed by IKON’s U.S. marketplaces. The ability to offer lease financing on equipment through IOSC is considered a competitive marketing advantage which more closely ties IKON to its customer base. During fiscal 2001, 75% of new equipment sold by IKON marketplaces was financed through the Company. The Company and IKON will seek to increase this percentage in the future, as leasing enhances the overall profit margin on equipment and is considered an important customer retention strategy.

        The equipment financed by the Company consists of copiers, facsimile machines, and related accessories and peripheral equipment, the majority of which are produced by major office equipment manufacturers including Canon, Ricoh and Océ. Currently 20% of the equipment financed by the Company represents analog copiers, 63% digital copiers, 12% color copiers, 2% fax machines and 3% other equipment.

        The Company provides IKON with standard lease rates for use in customer quotes. However, IKON marketplaces may charge the customer more or less than IOSC’s standard rates, and the IKON marketplaces absorb any variances from the standard rates.

        The Company’s customer base (which consists of end users of the equipment) is widely dispersed, with the ten largest customers representing less than 3% of the Company’s total lease portfolio. The typical new lease financed by the Company averages $19 in amount and 51 months in duration. Although 96% of the leases are scheduled for regular monthly payments, customers are also offered quarterly, semi-annual, annual and other customized payment terms. In connection with its leasing activities, the Company performs billing, collection, property and sales tax filings, and provides quotes on equipment upgrades and lease-end notification. The Company also provides certain financial reporting services to the IKON marketplaces, such as a monthly report of marketplace leasing activity and related statistics.

Types of Leases

        The lease portfolio of the Company includes direct financing leases and funded leases. Direct financing leases are contractual obligations between the Company and the IKON customer (the “customer”) and represent 92% of the Company’s lease portfolio. Funded leases are contractual obligations between the IKON marketplace and the customer which have been financed by the Company.

        Funded leases represented approximately 8% of the Company’s leases as of September 30, 2001. The IKON marketplaces have assigned to the Company their rights under the underlying contracts including the right to receive lease and rental payments as well as a security interest in the related equipment.

        Direct financing leases and funded leases are structured as either tax leases (from the Company’s perspective) or conditional sales contracts, depending on the customer’s (or, for funded leases, the IKON marketplace’s) needs. The customer (or the IKON marketplace for funded leases) decides which of the two structures is desired. Under either structure, the total cost of the equipment to the customer (or to the IKON marketplace) is substantially the same (assuming the exercise of the purchase option).

Tax Leases

        Tax leases represented 97% of the Company’s total lease portfolio as of September 30, 2001. The Company or the IKON marketplace is considered to be the owner of the equipment for tax purposes during the life of these leases and receives the tax benefit associated with equipment depreciation. Tax leases are structured with a fair market value purchase option. Generally at the end of the lease term, the customer may return the equipment, continue to rent the equipment or purchase the equipment for its fair market value.

        Each tax lease has a stated equipment residual value generally ranging from 0% to 25% of retail price, depending on equipment model and lease term. As of September 30, 2001, the average equipment residual value for all leases in the Company’s portfolio was 8.6%. Upon early termination of the lease or at the end of the lease term, the Company charges the IKON marketplace for the stated residual position, if any, and the equipment is returned to the IKON marketplace. Any gain or loss on the equipment’s residual value is realized by the IKON marketplace.

Conditional Sales Contracts

        Conditional sales contracts account for the remaining 3% of the leases in the Company’s total lease portfolio. Under these arrangements, the customer is considered to be the owner of the equipment for tax purposes and would receive any tax benefit associated with equipment depreciation. Each conditional sales contract has a stated residual value of 0%. Conditional sales contracts are customarily structured with higher monthly lease payments than the tax leases and have a one-dollar purchase option for the equipment at lease-end. Thus, because of the higher monthly payments, the after-tax cost of the equipment to the customer (or, for funded leases, to the IKON marketplace) under a conditional sales contract is substantially the same as under a tax lease (assuming the exercise of the purchase option). Although the customer has the option of returning or continuing to rent the equipment at lease-end, the customer almost always exercises the one-dollar purchase option at the end of the lease term.

Leased Equipment

        The Company offers financing for the cost of office equipment that the IKON marketplaces maintain in inventory for short-term rental to customers. This category of leased equipment also includes equipment currently rented to customers where the rental agreements are considered to be cancelable by the customer, based on the terms and conditions of the rental contracts in effect. Under current operating guidelines, any equipment not physically on rental to customers for a period exceeding 120 continuous days must be repurchased by the IKON marketplaces at its current book value.

Relationship With IKON Office Solutions, Inc.

        There are several agreements and programs between the Company and IKON, which are described below.

Support Agreement

        The 1996 Support Agreement between the Company and IKON provides that IKON will make a cash payment to the Company (or an investment in the form of equity or subordinated notes) as needed to comply with two requirements: i) that the Company will maintain a pre-tax interest coverage ratio (income before interest expense and taxes divided by interest expense), so that the Company’s pre-tax income plus interest expense will not be less than 1.25 times interest expense, and ii) that the Company will maintain a minimum tangible net worth of one-dollar. The agreement also provides that IKON will maintain 100% direct or indirect ownership of the Company and limits the leverage of debt to equity to a maximum of 6 to 1.

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

Cash Management Program

        The Company participates in IKON’s domestic cash management program. Under this program, the Company has an account with IKON through which cash in excess of current operating requirements is temporarily placed on deposit. Similarly, amounts are periodically borrowed from IKON, with interest paid or charged at market rates on borrowed funds. The Company was in a net average borrowing position with IKON during fiscal 2001 and paid interest expense of $7,788 and was in a net average deposit position with IKON during fiscal 2000 and 1999 and earned interest income of $2,281 and $5,956, respectively (included in interest expense).

Management Fee

        Included in general and administrative expenses are corporate expenses charged by IKON of $2,210, $1,500 and $552 in fiscal 2001, 2000 and 1999, respectively. These corporate charges represent management’s estimate of costs incurred by IKON on behalf of IOSC. The increase in corporate charges in fiscal 2001 compared to fiscal 2000 and fiscal 1999 is due to the increase in legal, treasury, tax and marketing support provided by IKON as a result of the increase in the Company’s financing activity.

Federal Income Tax Allocation Agreement

        IKON and the Company participate in a Federal Income Tax Allocation Agreement dated June 30, 1989, in which the Company consents to the filing of consolidated federal income tax returns with IKON. IKON agrees to collect from or pay to the Company its allocated share of any consolidated federal income tax liability or refund applicable to any period for which the Company is included in IKON’s consolidated federal income tax return.

Interest on Income Tax Deferrals

        The Company provides substantial tax benefits to IKON through the use of the installment sales method on equipment financed through the Company. Taxes deferred by IKON due to this tax treatment totaled a cumulative amount of approximately $493,000 at the end of fiscal 2000. IKON paid the Company interest on the portion of these tax deferrals which arose from intercompany sales. In fiscal 2000 and fiscal 1999, interest was earned by the Company at a rate consistent with the Company’s weighted average outside borrowing rate of interest. Under this program, the Company earned interest at an average rate of 6.7% in fiscal 2000 totaling $16,773 and 6.6% in fiscal 1999 totaling $16,764. Effective October 1, 2000, the Company and IKON agreed to terminate this program.

Lease Bonus Program

        The Company sponsored a lease bonus subsidy program which provided incentives to IKON marketplaces when IKON customers leased equipment from the Company. The focus of the bonus subsidy program was to reimburse IKON for third party lease payoffs incurred when buying out the equipment leases of a competitor. During fiscal 1999, bonus payments made to IKON marketplaces or IKON totaled $12,000. Effective October 1, 1999, the Company and IKON agreed to terminate this program.

Credit Policies and Loss Experience

        Prior to October 1, 1999, the Company and IKON followed an operating arrangement that required, in the event of default, the IKON marketplace to repurchase the equipment at the net investment value of the lease on the default date. Default is defined as any receivable becoming 120 days past due or otherwise being reasonably declared uncollectible by the Company. At September 30, 1999, all of the Company’s accounts receivable and direct financing leases, including residual values, were subject to such repurchase terms. In view of the foregoing agreement, the Company made no provision in the accompanying financial statements for uncollectible receivables. Effective October 1, 1999, the Company began a shared recourse arrangement with the IKON marketplaces. This arrangement provides for net losses resultant from lease defaults to be shared equally. The lease default reserve is maintained at the Company and the provisions for lease default are shared between the Company and the IKON marketplaces. On October 1, 1999, lease default reserves of $74,305 and the related deferred tax liability of $29,350 were transferred to the Company from the IKON marketplaces. During fiscal 2000, a provision for lease defaults of $58,113 was recorded to increase the reserve. Of this provision, $20,333 was recorded as an expense on the books of the Company and $37,780 was recorded as an expense on the books of the IKON marketplaces. Lease write-offs of $70,152 were recorded to reduce the reserve. During fiscal 2001, a provision for lease defaults of $61,180 was recorded to increase the reserve. Of this provision, $21,413 was recorded as an expense on the books of the Company and $39,767 was recorded as an expense on the books of the IKON marketplaces. Lease write-offs of $64,288 were recorded to reduce the reserve. As a result of the above, the lease default reserve at September 30, 2001 is $59,158.

        During fiscal 2001 and 2000, accounts classified as current (less than 30 days outstanding) ranged from 87% to 91% of the total portfolio balance on a monthly basis. The aging of the Company’s lease portfolio receivables at September 30, 2001 was as follows:

Current	$3,208,212	89.9%
Over 30 days	210,550	5.9%
Over 60 days	85,647	2.4%
Over 90 days	64,236	1.8%

	$3,568,645	100.0%

Less:
Unearned interest	(589,025)

	$2,979,620

Funding

        The Company may offer notes to the public from time to time under its medium term note program. These notes are offered at varying maturities of nine months or more from their dates of issue and may be subject to redemption at the option of the Company, in whole or in part, prior to the maturity date in conjunction with meeting specified provisions. Interest rates are determined based on market conditions at the time of issuance. As of September 30, 2001, $82,000 of medium term notes were outstanding with a weighted average interest rate of 6.3% and $1,123,350 remains available under the program.

        In fiscal 2001, the Company signed promissory notes and pledged $26,784 of lease receivables for $22,471 of proceeds. During fiscal 2001, the Company repaid $1,179 of the promissory notes. The notes have various interest rates ranging from 7.12% to 8.61% with maturities through March 2006.

        In December 1998, the Company entered into an asset securitization transaction whereby it sold $366,600 in financing lease receivables for $250,000 in cash and a retained interest in the remainder. The agreement was for an initial three-year term with certain renewal provisions and was structured as a revolving asset securitization so that as collections reduced previously sold interests in this new pool of leases, additional leases could be sold up to $180,000 ($250,000 in fiscal 2000 and 1999). The terms of the agreement require that the Company continue to service the lease portfolio. The Company recognized a pre-tax gain of $14,333 in fiscal 1999 on this agreement. On May 25, 1999, the Company repurchased the leases sold in this transaction with the proceeds from the lease-backed notes described below. In fiscal 1999, the Company sold an additional $152,098 in leases, replacing leases paid/collected during the year and recognized pre-tax gains of $12,121. On October 7, 1999, these leases were repurchased with a portion of the proceeds received from the issuance of approximately $700,000 of lease-backed notes.

        On December 9, 1999, the Company pledged or transferred $311,382 in financing lease receivables for $247,600 in cash in connection with its revolving asset securitization, in a transfer accounted for as a financing. Additionally, in fiscal 2000, the Company pledged or transferred $295,472 in financing lease receivables for $235,400 in cash in connection with its revolving asset securitization, in a transfer accounted for as a financing. The Company repaid $250,000 on June 2, 2000 when it issued the 2000-1 Notes described below.

        In September 2000, the Company entered into a revolving asset securitization whereby it pledged or transferred $414,843 in financing lease receivables for $349,795 in cash and a retained interest in the remainder. The agreement is for an initial three-year term with certain renewal provisions and was structured as a revolving asset securitization so that as collections reduce previously pledged or transferred interests in this new pool of leases, additional leases can be pledged or transferred up to $225,000. The terms of the agreement require that the Company continue to service the lease portfolio.

        During fiscal 2001, the Company pledged or transferred $539,776 in financing lease receivables for $485,900 in cash in connection with its revolving asset securitization. Also during fiscal 2001, the Company entered into a new revolving asset securitization. The agreement is for an initial 364-day term with certain renewal provisions and was structured as a revolving asset securitization so that as collections reduce previously pledged or transferred interests in this new pool of leases, additional leases can be pledged or transferred up to $300,000. The terms of the agreement require that the Company continue to service the lease portfolio. Under this agreement, the Company pledged or transferred $163,746 in financing lease receivables for $138,600 in cash and a retained interest in the remainder.

        As of September 30, 2001, the Company had approximately $511,500 available under its revolving asset securitization conduit financing agreements.

        On June 15, 2001, the Company issued $250,000 of notes with an interest rate of 9.75% (10% yield including the original issue discount) which is due on June 15, 2004. Interest is paid on the notes semi-annually beginning December 15, 2001. With the net proceeds from the issuance, the Company repaid $150,000 of 6.73% medium term notes due June 15, 2001 and will use the remainder of the proceeds for general corporate purposes.

        The Company filed a shelf registration statement with the Securities and Exchange Commission to register the sale of $300,000 of lease-backed notes.

        IKON Receivables, LLC (a wholly-owned subsidiary) has issued Series 1999-1, 1999-2, 2000-1, 2000-2 and 2001-1 Lease-Backed Notes (collectively, the “Notes”) as described below:

Series	Notes	Issuance Date	Principal Issuance Amount	Interest Rate	Stated Maturity Date
1999-1	Class A-1	05/25/99	$ 304,474	5.11%	June, 2000
	Class A-2	05/25/99	61,579	5.60%	May, 2005
	Class A-3	05/25/99	304,127	5.99%	May, 2005
	Class A-4	05/25/99	81,462	6.23%	May, 2005

		Sub-Total	751,642

1999-2	Class A-1	10/07/99	235,326	6.14125%	October, 2000
	Class A-2	10/07/99	51,100	6.31%	May, 2001
	Class A-3a	10/07/99	100,000	6.59%	August, 2003
	Class A-3b	10/07/99	240,891	LIBOR + 0.36%	August, 2003
	Class A-4	10/07/99	72,278	6.88%	November, 2005

		Sub-Total	699,595

2000-1	Class A-1	06/02/00	130,000	6.99625%	June, 2001
	Class A-2	06/02/00	54,000	7.51000%	March, 2002
	Class A-3	06/02/00	230,000	LIBOR + 0.19%	March, 2004
	Class A-4	06/02/00	84,510	LIBOR + 0.23%	September, 2006

		Sub-Total	498,510

2000-2	Class A-1	12/07/00	193,532	6.66125%	December, 2001
	Class A-2	12/07/00	70,193	6.60%	September, 2002
	Class A-3	12/07/00	290,800	LIBOR + 0.23%	October, 2004
	Class A-4	12/07/00	79,906	LIBOR + 0.27%	July, 2007

		Sub-Total	634,431

2001-1	Class A-1	06/28/01	168,000	3.73375%	July, 2002
	Class A-2	06/28/01	41,000	4.16%	March, 2004
	Class A-3	06/28/01	260,000	LIBOR + 0.23%	January, 2006
	Class A-4	06/28/01	126,200	LIBOR + 0.26%	October, 2008

		Sub-Total	595,200

		Total Issued	$3,179,378

        The Notes were issued pursuant to an Indenture between IKON Receivables, LLC, IOSC and various Indenture Trustees. The Notes are collateralized by a pool of office equipment leases or contracts and related assets (the “Leases”) acquired or originated by IOSC (together with the equipment financing portion of each periodic lease or rental payment due under the Leases on or after the related indenture date) and all related casualty payments, retainable deposits and termination payments. Payments on the Notes are made from payments on the Leases. The Notes have certain credit enhancement features available to noteholders including reserve accounts, overcollateralization accounts and noncancellable insurance policies from Ambac Assurance Corporation with respect to the Notes. On each payment date, funds available from the collection of lease receivables will be paid to the noteholders in the order of their priority class.

        The Notes bear interest from the related issuance date at the stated rates specified above. The variable rate 1999-2 Class A-3b, 2000-1 Class A-3, 2000-1 Class A-4, 2000-2 Class A-3, 2000-2 Class A-4, 2001-1 Class A-3 and 2001-1 Class A-4 Notes have been fixed at 6.63%, 7.802%, 7.82%, 6.475%, 6.475%, 4.825% and 5.435%, respectively, through interest rate swaps.

        IOSC services the Leases pursuant to Assignment and Servicing Agreements by and among IOSC, as originator and servicer, IKON Receivables-1, LLC, as seller, and IKON Receivables, LLC, as issuer. IOSC may delegate its servicing responsibilities to one or more sub-servicers, but such delegation does not relieve IOSC of its liabilities with respect thereto. IOSC retains possession of the Leases and related files, and receives a monthly service fee from IKON Receivables, LLC for servicing the Leases.

        Restricted cash on the consolidated balance sheets primarily represents cash that has been collected on the Leases which must be used to repay the 1999-1, 1999-2, 2000-1, 2000-2 and 2001-1 Notes, respectively.

        As of September 30, 2001, IKON Receivables, LLC has approximately $271,859 available under the $2,000,000 shelf registration statement.

        Future maturities of the Notes, based on contractual maturities of the Leases for each of the succeeding fiscal years are as follows:

	1999-1 Series Notes	1999-2 Series Notes	2000-1 Series Notes	2000-2 Series Notes	2001-1 Series Notes	Total
2002	$162,195	$143,174	$131,100	$177,872	$174,866	$ 789,207
2003	52,136	113,912	94,636	142,492	153,400	556,576
2004		20,961	72,679	89,900	117,578	301,118
2005			5,916	42,350	87,078	135,344
2006					15,144	15,144

	$214,331	$278,047	$304,331	$452,614	$548,066	$1,797,389

Employees

        At September 30, 2001, the Company had approximately 375 employees. Employee relations are considered to be good.

Proprietary Matters

        Other than the “IOS Capital” trade name and service mark, the Company has no names, trademarks, trade names, or service marks which are used in the conduct of its business.

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

Item 2.    Properties

        The Company’s operations are located in Macon, Georgia and occupy approximately 70,000 square feet. In addition, IKON utilizes approximately 27,000 square feet in adjacent facilities owned by the Company for a corporate-wide data center and local IKON marketplace. The Company uses its facility for normal operating activities such as lease processing, customer service, billing and collections. Certain specialized services (such as legal, accounting, treasury, tax and audit services) are also performed for the Company at IKON’s corporate headquarters located in Malvern, Pennsylvania. The Company’s facilities are deemed adequate by management to conduct the Company’s business.

Item 3.    Legal Proceedings

        A number of ordinary course legal proceedings are pending against the Company. However, there are no material pending legal proceedings to which the Company is a party (or to which any of its property is subject). To the Company’s knowledge, no material legal proceedings are contemplated by governmental authorities against the Company or any of its properties.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

        All outstanding shares of the Company’s common stock are currently owned by IKON. Therefore, there is no market for the Company’s common stock. The Company paid IKON dividends of $60,000 and $30,000 in fiscal 2000 and 1999, respectively. No dividends were paid in fiscal 2001. The Company and IKON will, from time to time, determine the appropriate capitalization for the Company, which will, in part, affect any future payment of dividends to IKON or capital contributions to the Company.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

        Pursuant to General Instruction I(2)(a) of Form 10-K, the following analysis of the results of operations is presented in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Fiscal 2001 Compared with Fiscal 2000

        Comparative results of operations for the fiscal years ended September 30, 2001 and 2000 are set forth in the table below. This table also shows the increase (decrease) in the dollar amounts of revenue and expense items between periods, as well as the related percentage change.

	Fiscal Year Ended September 30		Increase (Decrease)
	2001	2000	Amount	Percent
Revenues:
Lease finance income	$321,866	$280,610	$ 41,256	14.7%
Rental income	31,573	36,187	(4,614)	(12.8)%
Interest on IKON income tax deferrals		16,773	(16,773)	(100)%
Other income	23,974	24,854	(880)	(3.5)%

	377,413	358,424	18,989	5.3%
Expenses:
Interest	166,926	149,014	17,912	12.0%
Lease default	15,755	20,333	(4,578)	(22.5)%
General and administrative	57,566	61,291	(3,725)	(6.1)%

	240,247	230,638	9,609	4.2%
Gain on sale of lease receivables		76	(76)	(100.0)%

Income before income taxes	137,166	127,862	9,304	7.3%
Provision for income taxes	52,428	48,446	3,982	8.2%

Net income	$ 84,738	$ 79,416	$ 5,322	6.7%

Revenues

        Total revenues increased by $18,989, or 5.3%, in fiscal 2001 from fiscal 2000. Lease finance income increased by $41,256 due to continued growth in the portfolio of direct financing and funded leases, adjusted for the effects of the asset securitizations. The lease portfolio, net of lease receivables that were sold in asset securitization transactions, increased by 1.0% from September 30, 2000 to September 30, 2001.

        Office equipment placed on rental by the IKON marketplaces to customers with cancelable terms may be purchased by the Company. During fiscal 2001 and 2000, IOSC purchased operating lease equipment of $35,611 and $19,624, respectively. Operating leases contributed $31,573 and $36,187 in rental income to total revenues during fiscal 2001 and 2000, respectively.

        In fiscal 2000, the Company earned interest income on the deferred tax liabilities of the IKON marketplaces associated with leases funded through the Company at a rate consistent with the Company’s weighted average outside borrowing rate of interest. The Company’s average rate was 6.7% for fiscal 2000. The deferred tax base upon which these payments were calculated was $251,000 at September 30, 2000. Effective October 1, 2000 the Company and IKON discontinued the policy of paying interest income on the deferred tax liability base.

        Other income consists primarily of late payment charges and various billing fees. Overall, fee income from these sources decreased by $880 or 3.5%, when comparing fiscal 2001 to fiscal 2000.

Expenses

        Average borrowings to finance the lease portfolio in the form of loans from banks and the issuance of medium term notes and lease-backed notes in the public market and intercompany borrowings with IKON increased by 2.7%, with $2,526,714 outstanding at September 30, 2001. The Company paid a weighted average interest rate on all borrowings for fiscal 2001 of 6.4%, compared to 6.7% for fiscal 2000. Primarily as a result of the increased average borrowings, interest expense grew by $17,912, or 12.0%, when comparing fiscal 2001 to fiscal 2000. At September 30, 2001, the Company’s debt to equity ratio was 5.1 to 1.

        Total general and administrative expenses decreased by $3,725, or 6.1%, when comparing fiscal 2001 to fiscal 2000. The general and administrative expense category for fiscal 2001 includes depreciation expense on leased equipment totaling $26,414, compared to $30,233 in fiscal 2000. Excluding the effects of depreciation expense on leased equipment, remaining general and administrative expenses increased approximately $94, or 0.3%, when comparing fiscal 2001 to fiscal 2000.

Income Before Income Taxes

        Income before income taxes for fiscal 2001 increased by $9,304, or 7.3%, compared to fiscal 2000, as a result of the items described above.

Provision for Income Taxes

        Income taxes for fiscal 2001 increased by $3,982, or 8.2%, compared to fiscal 2000. The increase in income taxes is directly attributable to the increase in income before income taxes in fiscal 2001 as compared to fiscal 2000. During fiscal 2001, the Company’s effective income tax rate was 38.2%, as compared to 37.9% in fiscal 2000.

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

        The following table presents, as of September 30, 2001, information regarding the interest rate swap agreements to which we are a party: (i) the notional amount, (ii) the fixed interest rate payable by the Company, (iii) the variable interest rate payable to the Company by the counterparty under the agreement, (iv) the fair value of the instrument, and (v) the maturity date of the agreement.

Notional Amount	Fixed Interest Rate	Variable Interest Rate	Fair Value	Maturity Date
$370,706	6.4750%	LIBOR	$(19,060)	07/15/07
$260,000	4.8250%	LIBOR + 23 bp	$ (6,004)	01/15/06
$219,939	7.8020%	LIBOR + 19 bp	$ (9,357)	03/15/04
$145,407	6.2700%	LIBOR	$ (3,382)	08/15/03
$126,200	5.4350%	LIBOR + 26 bp	$ (4,715)	10/15/08
$ 84,510	7.8200%	LIBOR + 23 bp	$ (8,104)	09/15/06

Item 8.    Financial Statements and Supplementary Data

        The financial statements of IOSC are submitted herewith on Pages F-1 through F-15 of this report.

Quarterly Data

        The following table shows comparative summarized unaudited quarterly results for fiscal 2001 and 2000.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2001
Lease finance income	$76,657	$79,090	$81,905	$84,214	$321,866
Interest expense	41,495	41,963	41,360	42,108	166,926
Income before income taxes	31,687	33,408	35,691	36,380	137,166
Net income	19,012	20,045	21,229	24,452	84,738

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2000
Lease finance income	$69,213	$67,831	$70,778	$72,788	$280,610
Interest expense	36,237	36,540	36,875	39,362	149,014
Income before income taxes	32,084	30,479	32,985	32,314	127,862
Net income	19,250	18,288	19,679	22,199	79,416

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(No response to this item is required.)

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a) (1) and (2)  Financial Statements

        Financial Statements and Schedules other than those listed above are omitted because the required information is included in the financial statements or the notes thereto or because they are inapplicable.

        (a) (3)  Exhibits

3.1	Articles of Incorporation of the Company, filed on May 4, 1994 as Exhibit 3.1 to the Company’s Registration Statement on Form 10 are incorporated herein by reference.

3.2	Bylaws of the Company, filed on May 4, 1994 as Exhibit 3.2 to the Company’s Registration Statement on Form 10 are incorporated herein by reference.

4.1	Indenture dated as of July 1, 1995 between the Company and Chase Manhattan Bank, N.A.
(formerly Chemical Bank, N.A.), as Trustee, filed as Exhibit 10.8 to IKON’s Form 10-K for the fiscal year ended September 30, 1996 is incorporated herein by reference.

4.2	First Amendment to the Indenture dated July 1, 1995 between the Company and Chase Manhattan Bank, as Trustee.

4.3	Second Amendment to the Indenture dated July 1, 1995 between the Company and Chase
Manhattan Bank, as Trustee, filed as Exhibit 4.3 to the Company’s Form 8-K dated June 14, 2001 is incorporated herein by reference.

4.4	Pursuant to Regulation S-K item 601 (b)(4)(iii), the Company agrees to furnish to the Commission, upon request, a copy of instruments defining the rights of holders of long-term debt of the Company.

10.1	Support Agreement, dated as of October 22, 1996, between the Company and Alco Standard
Corporation, filed as Exhibit 10.4 to the Company’s Form 8-K dated November 12, 1996 is incorporated herein by reference.

10.2	Distribution Agreement dated as of June 4, 1997, between the Company and various distribution agents, filed as Exhibit 10.13 to IKON’s Form 10-K for the fiscal year ended September 30, 1997 is incorporated herein by reference.

10.3	Distribution Agreement dated as of June 30, 1995 between the Company and various distribution agents, filed as Exhibit 10.21 to IKON’s 10-K for the fiscal year ended September 30, 1995 is incorporated herein by reference.

10.4	Federal Income Tax Allocation Agreement, filed on May 4, 1994, filed as Exhibit 10.1 to the Company’s Registration Statement on Form 10 is incorporated herein by reference.

10.5	Receivables Transfer Agreement dated as of March 28, 2001 among IOS Capital, Inc., IKON
Funding-3, LLC and Twin Towers, Inc. The Deutsche Bank AG, New York Branch, as agent and the several financial institutions party thereto from time to time.

10.6	Transfer Agreement dated as of March 28, 2001 between IKON Funding-3, LLC and IOS Capital, Inc.

10.7	Receivables Transfer Agreement entered September 19, 2000, among IKON Funding-2, LLC,
IOS Capital, Inc., Park Avenue Receivables Corporation, the Chase Manhattan Bank and the
several financial institutions a party thereto from time to time, filed as Exhibit 10.12 to the IOS
Capital 2000 Form 10-K is incorporated herein by reference.

10.8	Transfer Agreement dated as of September 19, 2001 among IKON Funding-2, LLC and IOS Capital, Inc., filed as Exhibit 10.13 to the IOS Capital 2000 Form 10-K is incorporated herein by reference.

10.9	Receivables Transfer Agreement dated as of December 1, 1998 among IKON Funding-1, LLC,
IOS Capital, Inc., Market Street Funding Corporation and PNC Bank, National Association, filed as Exhibit 10.9 to IKON’s 1998 Form 10-K is incorporated herein by reference.

10.10	Transfer Agreement dated as of December 1, 1998 between IKON Funding-1, LLC and IOS Capital, Inc. filed as Exhibit 10.10 to IKON’s 1998 Form 10-K is incorporated herein by reference.

10.11	Indenture, dated as of April 1, 1999 among IKON Receivables, LLC, BNY Midwest Trust
Company, as Trustee, and IOS Capital, Inc., as Servicer, filed as Exhibit 4.1 to the Company’s
Form 8-K dated May 25, 1999 is incorporated herein by reference.

10.12	Indenture, dated as of October 1, 1999 among IKON Receivables, LLC, BNY Midwest Trust
Company, as Trustee, and IOS Capital, Inc., as Servicer, filed as Exhibit 4.1 to the Company’s
Form 8-K dated October 21, 1999 is incorporated herein by reference.

10.13	Indenture, dated as of June 1, 2000 among IKON Receivables, LLC, The Chase Manhattan Bank, as Trustee, and IOS Capital Inc., as Servicer, filed as Exhibit 4.1 to the Company’s Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.14	Indenture, dated as of December 1, 2000 among IKON Receivables, LLC, The Chase Manhattan
Bank, as Trustee, and IOS Capital, Inc., as Servicer, filed as Exhibit 4.1 to IKON Receivables,
LLC’s Current Report on Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.15	Indenture, dated as of June 1, 2001, among IKON Receivables, LLC, SunTrust Bank, as Trustee, and IOS Capital, Inc., as Servicer, filed as Exhibit 4.1 to IKON Receivables, LLC’s Current
Report on Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.16	Assignment and Servicing Agreement, dated as of April 1, 1999, among IKON Receivables,
LLC, IKON Receivables-1, LLC, and IOS Capital, Inc., as Originator and Servicer, filed as
Exhibit 10.1 to the Company’s Form 8-K dated May 25, 1999 is incorporated herein by reference.

10.17	Assignment and Servicing Agreement, dated as of October 1, 1999, among IKON Receivables,
LLC, IKON Receivables-1, LLC, and IOS Capital, Inc., as Originator and Servicer, filed as
Exhibit 10.1 to the Company’s Form 8-K dated October 21, 1999 is incorporated herein by reference.

10.18	Assignment and Servicing Agreement, dated as of June 1, 2000, among IKON Receivables, LLC,
IKON Receivables-1, LLC, and IOS Capital, Inc., as Originator and Servicer, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.19	Assignment and Servicing Agreement, dated as of December 1, 2000, among IKON Receivables,
LLC, IKON Receivables-1, LLC, and IOS Capital, Inc., as Originator and Servicer, filed as
Exhibit 10.1 to IKON Receivables, LLC’s Current Report on Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.20	Assignment and Servicing Agreement, dated as of June 1, 2001, among IKON Receivables, LLC,
IKON Receivables-1, LLC, and IOS Capital, Inc. as Originator and Servicer, filed as Exhibit 10.1 to IKON Receivables, LLC’s Current Report on Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.21	Indemnification Agreement, dated as of October 7, 1999, among Lehman Brothers, Chase
Securities Inc., Deutsche Bank Securities Inc., PNC Capital Markets, Inc., as Underwriters, and
Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to the Company’s Form 8-K dated
October 21, 1999 is incorporated herein by reference.

10.22	Indemnification Agreement, dated as of May 25, 1999, among Lehman Brothers, Chase Securities
Inc., Deutsche Bank Securities Inc., PNC Capital Markets, Inc., as Underwriters, and Ambac
Assurance Corporation, as Insurer, filed as Exhibit 10.2 to the Company’s Form 8-K dated
May 25, 1999 is incorporated herein by reference.

10.23	Indemnification Agreement, dated June 2, 2000, among Chase Securities Inc., Banc of America
Securities LLC, Deutsche Banc Alex. Brown, Lehman Brothers Inc., and PNC Capital Markets,
Inc., as Underwriters (the “Underwriters”), and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.24	Indemnification Agreement, dated December 7, 2000, among Chase Securities, Inc., Banc of
America Securities LLC, Deutsche Banc Alex. Brown, Lehman Brothers, Inc. and PNC Capital
Markets, Inc., as Underwriters (the “Underwriters”), and Ambac Assurance Corporation, as
Insurer, filed as Exhibit 10.3 to IKON Receivables, LLC’s Current Report on Form 8-K dated
November 29, 2000 is incorporated herein by reference.

10.25	Indemnification Agreement, dated June 28, 2001, among Deutsche Banc Alex. Brown Inc., Banc of America Securities LLC, J. P. Morgan Securities Inc., Lehman Brothers Inc. and PNC Capital
Markets, Inc., as Underwriters (the “Underwriters”), and Ambac Assurance Corporation, as
Insurer, filed as Exhibit 10.2 to IKON Receivables, LLC’s Current Report on Form 8-K dated
June 16, 2001 is incorporated herein by reference.

10.26	Insurance and Indemnity Agreement, dated as of May 25, 1999, among IOS Capital, Inc., as
Originator and Servicer, IKON Receivables, LLC, IKON Receivables-1, LLC, Harris Trust and
Savings Bank and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to the
Company’s Form 8-K dated May 25, 1999 is incorporated herein by reference.

10.27	Insurance and Indemnity Agreement, dated as of October 7, 1999, among IOS Capital, Inc., as
Originator and Servicer, IKON Receivables, LLC, IKON Receivables-1, LLC, Harris Trust and
Savings Bank and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to the
Company’s Form 8-K dated October 21, 1999 is incorporated herein by reference.

10.28	Insurance and Indemnity Agreement, dated June 2, 2000, among IOS Capital, Inc., as Originator and Servicer, IKON Receivables, LLC, IKON Receivables-1, LLC, Bank One, N. A. and Ambac
Assurance Corporation, as Insurer, filed as Exhibit 10.3 to the Company’s Current Report on
Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.29	Insurance and Indemnity Agreement, dated December 7, 2000, among IOS Capital, Inc., as
Originator and Servicer, IKON Receivables, LLC, IKON Receivables-1, LLC, The Chase
Manhattan Bank and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to IKON
Receivables, LLC’s Current Report on Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.30	Insurance and Indemnity Agreement, dated June 28, 2001, among IOS Capital, Inc., as Originator and Servicer, IKON Receivables, LLC, IKON Receivables-1, LLC, SunTrust Bank and Ambac
Assurance Corporation, as Insurer, filed as Exhibit 10.3 to IKON Receivables, LLC’s Current
Report on Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.31	Schedule to ISDA Master Agreement (the “Schedule”), between The Chase Manhattan Bank and
IKON Receivables, LLC, Credit Support Annex to the Schedule, between the Chase Manhattan
Bank and the Issuer, Confirmation to the ISDA Master Agreement for the Class A-3 Notes,
between the Chase Manhattan Bank and the Issuer, and Confirmation to the ISDA Master
Agreement for the Class A-4 Notes, between the Chase Manhattan Bank and the Issuer, each dated as of June 2, 2000, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K
dated June 16, 2001 is incorporated herein by reference.

10.32	Schedule to ISDA Master Agreement (the “Schedule”), between Lehman Brothers Financial
Products, Inc. and IKON Receivables, LLC, Credit Support Annex to the Schedule, between
Lehman Brothers Financial Products, Inc. and IKON Receivables, LLC, Confirmation to the
ISDA Master Agreement for the Class 3b Notes, between Lehman Brothers Financial Products,
Inc. and IKON Receivables, LLC, each dated as of October 7, 1999, filed as Exhibit 10.4 to the
Company’s Current Report on Form 8-K dated October 21, 1999 is incorporated herein by reference.

10.33	Schedule to ISDA Master Agreement, between Lehman Brothers Special Financing Inc. and
IKON Receivables, LLC and Confirmation to the ISDA Master Agreement for the Class A-3 and
A-4 Notes, between Lehman Brothers Special Financing, Inc. and IKON Receivables, LLC, each dated as of December 7, 2000, filed as Exhibit 10.4 to IKON Receivables, LLC’s Current Report
on Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.34	Schedule to ISDA Master Agreement, between Deutsche Bank AG, New York Branch and the
Issuer and Confirmations to the ISDA Master Agreement for Class A-3 and A-4 Notes, between
Deutsche Bank AG, New York Branch and the Issuer, each dated as of June 28, 2001, filed as
Exhibit 10.4 to IKON Receivables, LLC’s Current Report on Form 8-K dated November 29, 2000 is incorporated herein by reference.

12	Ratio of Earnings to Fixed Charges

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Ernst & Young LLP

        (b)  Reports on Form 8-K

        On August 3, 2001, the Company filed a Current Report on Form 8-K to file, under Item 5 of the Form, a press release issued by its parent concerning IKON’s earnings for the third quarter of fiscal 2001.

Forward-Looking Information

        This Report includes or incorporates by reference information which may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes the expectations contained in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove correct. Such forward-looking information is based upon management’s current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the Company’s and/or IKON’s future financial condition and results. These risks and uncertainties, which apply to both the Company and IKON, include, but are not limited to, risks and uncertainties relating to: factors which may affect the Company’s ability to recoup the full amount due on the 1999-1, 1999-2, 2000-1, 2000-2 and 2001-1 Leases (such as lessee defaults or factors impeding recovery efforts); conducting operations in a competitive environment and a changing industry (which includes technical services and products that are relatively new to the industry, IKON, and to the Company); delays, difficulties, management transitions and employment issues associated with consolidations and/or changes in business operations; managing the integration of acquired businesses; existing and future vendor relationships; risks relating to currency exchange; economic, legal and political issues associated with international operations; the Company’s ability to access capital and its debt service requirements (including sensitivity to fluctuation in interest rates); and general economic conditions. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
of IKON Office Solutions, Inc.:

        In our opinion, the accompanying consolidated balance sheets as of September 30, 2001 and 2000 and the related consolidated statements of income, changes in shareholder’s equity and cash flows, present fairly, in all material respects, the financial position of IOS Capital, Inc. and its subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in notes 2 and 10 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, in fiscal 2001.

/s/    PricewaterhouseCoopers LLP
Philadelphia, PA
October 26, 2001

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
IKON Office Solutions, Inc.

        We have audited the accompanying consolidated statements of income, changes in shareholder’s equity, and cash flows of IOS Capital, Inc. (a wholly-owned subsidiary of IKON Office Solutions, Inc.) for the year ended September 30, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of IOS Capital, Inc. and subsidiaries for the year ended September 30, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Ernst & Young LLP

Philadelphia, Pennsylvania
October 25, 1999, except for the first sentence of
the fourth paragraph of Note 5, as to which the
date is December 9, 1999

IOS CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	September 30
	2001	2000
Assets
Investments in leases:
Direct financing leases, net of lease default reserve of: 2001—$59,158; 2000—$62,266	$3,284,106	$2,899,456
Less: Unearned income	(545,451)	(458,606)

	2,738,655	2,440,850
Funded leases, net	240,965	367,389

	2,979,620	2,808,239
Cash	16,056	3,998
Restricted cash	126,861	91,914
Accounts receivable	91,775	101,689
Prepaid expenses and other assets	10,548	6,160
Leased equipment—operating rentals at cost, less accumulated depreciation of: 2001—$40,552; 2000—$55,595	44,793	42,993
Property and equipment at cost, less accumulated depreciation of: 2001—$10,332; 2000—$8,981	8,145	9,097

Total assets	$3,277,798	$3,064,090

Liabilities and Shareholder’s Equity:
Liabilities:
Accounts payable and accrued expenses	$ 78,011	$ 55,327
Accrued interest	13,873	15,521
Due to IKON Office Solutions, Inc.	182,533	22,834
Medium term notes	82,000	568,500
Notes payable	271,292
Lease-backed notes	1,797,389	1,267,641
Asset securitization conduit financing	193,500	582,795
Deferred income taxes	162,609	139,626

Total liabilities	2,781,207	2,652,244

Shareholder’s equity:
Common stock—$.01 par value, 1,000 shares authorized, issued, and outstanding
Contributed capital	179,796	149,415
Retained earnings	347,169	262,431
Accumulated other comprehensive loss	(30,374)

Total shareholder’s equity	496,591	411,846

Total liabilities and shareholder’s equity	$3,277,798	$3,064,090

See notes to consolidated financial statements.

IOS CAPITAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended September 30
	2001	2000	1999
Revenues:
Lease finance income	$321,866	$280,610	$225,647
Rental income	31,573	36,187	39,483
Interest on IKON income tax deferrals		16,773	16,764
Other income	23,974	24,854	17,076

	377,413	358,424	298,970

Expenses:
Interest	166,926	149,014	114,961
Lease default, net of recoveries	15,755	20,333
General and administrative	57,566	61,291	67,226

	240,247	230,638	182,187

Gain on sale of lease receivables		76	26,454

Income before income taxes	137,166	127,862	143,237
Provision for income taxes	52,428	48,446	54,910

Net income	$ 84,738	$ 79,416	$ 88,327

See notes to consolidated financial statements.

IOS CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30
	2001	2000	1999
Cash flows from operating activities
Net income	$ 84,738	$ 79,416	$ 88,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,498	31,830	35,390
Provision for deferred taxes	43,232	39,107	34,754
Provision for lease default	21,413	20,333
Gain on sale of lease receivables		(76)	(26,454)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	9,914	(24,884)	(13,739)
(Increase) decrease in prepaid expenses and other assets	(6,540)	12,059	23,299
(Decrease) increase in accounts payable and accrued expenses	(27,939)	(10,621)	4,275
Decrease in accrued interest	(1,648)	(7,960)	(9,986)

Net cash provided by operating activities	158,668	139,204	135,866

Cash flows from investing activities
Purchases of equipment for rental	(35,611)	(19,624)	(23,792)
Proceeds from terminations of leased equipment	7,499	6,079	7,060
Purchases of property and equipment	(399)	(420)	(813)
Proceeds from sale of property and equipment		122	122
Investment in leases:
Additions	(1,921,775)	(1,947,885)	(1,535,165)
Cancellations	313,218	298,518	349,732
Collections	1,412,950	1,418,013	894,785
Lease default reserve transfer from IKON, net of deferred tax		44,955
Proceeds from sale		923	402,098
Repurchase of leases sold		(275,000)	(250,000)

Net cash used in investing activities	(224,118)	(474,319)	(155,973)

Cash flows from financing activities
Proceeds from bank borrowings	648,500	832,795
Payments on bank borrowings	(1,037,795)	(250,000)	(100,000)
Proceeds from issuance of notes	250,000
Payments on medium term notes	(486,500)	(674,350)	(606,900)
Short-term borrowings, net of repayment	21,292
Proceeds from issuance of lease-backed notes	1,226,761	1,194,849	749,331
Payments on lease-backed notes	(699,883)	(553,412)	(128,694)
Deposits to restricted cash	(34,947)	(62,289)	(29,625)
Capital contributed by IKON	30,381
Dividend to IKON		(60,000)	(30,000)

Net cash (used in) provided by financing activities	(82,191)	427,593	(145,888)

Change in cash and amounts due to IKON	(147,641)	92,478	(165,995)
Cash and Due (to) from IKON at beginning of period	(18,836)	(111,314)	54,681

Cash and Due to IKON at end of period	$ (166,477)	$ (18,836)	$ (111,314)

See notes to consolidated financial statements.

IOS CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

	Common Stock	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity	Total Comprehensive Income
Balance at October 1, 1998	*	$149,415	$184,688		$334,103
Net Income			88,327		88,327	$88,327
Dividends to IKON			(30,000)		(30,000)

Total comprehensive income						88,327

Balance at September 30, 1999	*	149,415	243,015		392,430
Net Income			79,416		79,416	79,416
Dividends to IKON			(60,000)		(60,000)

Total comprehensive income						79,416

Balance at September 30, 2000	*	149,415	262,431		411,846
Net Income			84,738		84,738	84,738
Capital contributions from IKON		30,381			30,381
Cumulative effect of change in accounting principle for derivative and hedging activities (SFAS 133), net of taxes of $2,314				$ (3,471)	(3,471)	(3,471)
Net loss on derivative financial instruments, net of taxes of $17,934				(26,903)	(26,903)	(26,903)

Total comprehensive income						$54,364

Balance at September 30, 2001	*	$179,796	$347,169	$(30,374)	$496,591

*	Amount is less than one thousand dollars.

See notes to consolidated financial statements.

IOS CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

1.    Business

        IOS Capital, Inc. (“IOSC” or the “Company”), a wholly-owned subsidiary of IKON Office Solutions, Inc. (“IKON”), is engaged in the business of arranging lease financing exclusively for office equipment marketed by IKON’s U.S. marketplaces (“IKON marketplaces”), which sell and service copier equipment, facsimile machines and other equipment. The equipment financed by the Company consists of copiers, facsimile machines, and related accessories and peripheral equipment, the majority of which are produced by major office equipment manufacturers including Canon, Ricoh and Océ. At September 30, 2001, 20% of the equipment financed by the Company represents analog copiers, 63% digital copiers, 12% color copiers, 2% facsimile machines and 3% other equipment.

2.    Significant Accounting Policies

    Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after elimination of all intercompany transactions, accounts and profits.

    Use of Estimates

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates and assumptions.

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

    Income Taxes

        The Company’s deferred tax expense and the related liability are primarily the result of the difference between the financial statement and income tax treatment of direct financing leases.

    Interest Rate Swap Agreements

        The Company uses interest rate swap agreements for purposes other than trading. Interest rate swap agreements are used by the Company to modify variable rate obligations to fixed rate obligations, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreements are designated as hedges, and effectiveness is determined by matching the principal balance and terms with that specific obligation. Such an agreement involves the exchange of amounts based on fixed interest rates for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which payments are based. Gains and losses on terminations of interest rate swap agreements are deferred and amortized over the remaining term of the original contract life of the terminated swap agreement. In the event of early extinguishment of the obligation, any realized or unrealized gain or loss from the swap would be recognized in income at the time of extinguishment.

    Adoption of SFAS 133

        IOSC adopted Statement of Financial Accounting Standards (“SFAS”) 133, as amended by SFAS 138, “Accounting for Derivative Instruments and Hedging Activities”, on October 1, 2000. SFAS 133 requires that all derivatives be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or Other Comprehensive Income (Loss) (“OCI”) depending on the type of hedging instrument and the effectiveness of those hedges. In accordance with the transition provisions of SFAS 133, IOSC recorded a cumulative loss adjustment to OCI of $3,471, after taxes, to recognize the fair value of its derivatives as of the date of adoption.

        All of the derivatives used by IOSC as hedges are highly effective as defined by SFAS 133 because all of the critical terms of the derivatives match those of the hedged item. All of the derivatives used by IOSC have been designated as cash flow hedges at the time of adoption of SFAS 133 or at the time they were executed, if later than October 1, 2000. All derivatives are adjusted to their fair market values at the end of each quarter. Unrealized net gains and losses for cash flow hedges are recorded in OCI.

        As of September 30, 2001, all of IOSC’s derivatives designated as hedges are interest rate swaps which qualify for evaluation using the “short cut” method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. IOSC uses interest rate swaps to fix the interest rates on our variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the year ended September 30, 2001, unrealized net losses totaling $30,374, after taxes, were recorded in OCI, including the $3,471 cumulative effect adjustment as of October 1, 2000.

3.    Agreements between IOS Capital and IKON

    Cash Management Program

        The Company participates in IKON’s domestic cash management program. Under this program, the Company has an account with IKON through which cash in excess of current operating requirements is temporarily placed on deposit. Similarly, amounts are periodically borrowed from IKON, with interest paid or charged at market rates on borrowed funds. The Company was in a net average borrowing position with IKON during fiscal 2001 and paid interest expense of $7,788 and was in a net average deposit position with IKON during fiscal 2000 and 1999 and earned interest income of $2,281 and $5,956, respectively (included in interest expense). The Company considers its account with IKON to represent a cash balance. Accordingly, the accompanying Consolidated Statements of Cash Flows includes the changes in Cash and “Due to IKON”.

    Management Fee

        Included in general and administrative expenses are corporate overhead expenses charged by IKON of $2,210, $1,500 and $552 in fiscal 2001, 2000 and 1999, respectively. These corporate charges represent management’s estimate of costs incurred by IKON on behalf of IOSC.

    Interest on Income Tax Deferrals

        The Company charged IKON interest on IKON’s income tax deferrals associated with the Company’s leasing transactions. Such charges were calculated at 6.7% and 6.6% in fiscal 2000 and 1999, respectively. Effective October 1, 2000, the Company and IKON agreed to terminate this program.
IOS CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands)

    Lease Defaults

        Prior to October 1, 1999, the Company and IKON followed an operating arrangement that required, in the event of default, the IKON marketplace to repurchase the equipment at the net investment value of the lease on the default date. Default is defined as any receivable becoming 120 days past due or otherwise being reasonably declared uncollectible by the Company. At September 30, 1999, all of the Company’s accounts receivable and direct financing leases, including residual values, were subject to such repurchase terms. In view of the foregoing agreement, the Company made no provision in the accompanying financial statements for uncollectible receivables. Effective October 1, 1999, the Company began a shared recourse arrangement with the IKON marketplaces. This arrangement provides for net losses resultant from lease defaults to be shared equally. The lease default reserve is maintained at the Company and the provisions for lease default are shared between the Company and the IKON marketplaces. On October 1, 1999, lease default reserves of $74,305 and the related deferred tax liability of $29,350 were transferred to the Company from the IKON marketplaces. During fiscal 2000, a provision for lease defaults of $58,113 was recorded to increase the reserve. Of this provision, $20,333 was recorded as an expense on the books of the Company and $37,780 was recorded as an expense on the books of the IKON marketplaces. Lease write-offs of $70,152 were recorded to reduce the reserve. During fiscal 2001, a provision for lease defaults of $61,180 was recorded to increase the reserve. Of this provision, $21,413 was recorded as an expense on the books of the Company and $39,767 was recorded as an expense on the books of the IKON marketplaces. Lease write-offs of $64,288 were recorded to reduce the reserve. As a result of the above, the lease default reserve at September 30, 2001 is $59,158.

    The 1996 Support Agreement

        The 1996 Support Agreement between the Company and IKON provides that IKON will make a cash payment to the Company (or an investment in the form of equity or subordinated notes) as needed to comply with certain requirements.

4.    Investments in Leases

        The Company’s lease portfolio contains direct financing leases and funded leases. Direct financing leases include non-cancelable lease agreements which are serviced by the Company. The Company’s funded leases include certain internal lease portfolios and non-cancelable rental contracts for IKON marketplaces, which have been financed by the Company. Under the terms of these funded leases, the IKON marketplace maintains the contractual relationship with the third-party customer. The IKON marketplaces have assigned to the Company, with full recourse, their rights under the underlying contracts including the right to receive lease and rental payments and a security interest in the related equipment.

IOS CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands)

        At September 30, 2001, aggregate future minimum payments to be received, including guaranteed residual values, for each of the succeeding fiscal years under direct financing and funded leases are as follows:

	Net Leases	Residual	Investment in Leases
2002	$1,179,273	$143,820	$1,323,093
2003	944,376	115,173	1,059,549
2004	641,740	78,265	720,005
2005	337,661	41,180	378,841
2006	129,632	15,810	145,442
2007	729	89	818
2008	49	6	55

	$3,233,460	$394,343	$3,627,803
Less unearned interest	(524,998)	(64,027)	(589,025)

	2,708,462	330,316	3,038,778
Less lease default reserve	(52,728)	(6,430)	(59,158)

	$2,655,734	$323,886	$2,979,620

5.    Medium Term Notes, Asset Securitization Conduit Financing and Other Notes

        The Company may offer notes to the public from time to time under its medium term note program. These notes are offered at varying maturities of nine months or more from their dates of issue and may be subject to redemption at the option of the Company, in whole or in part, prior to the maturity date in conjunction with meeting specified provisions. Interest rates are determined based on market conditions at the time of issuance. As of September 30, 2001, $82,000 of medium term notes were outstanding with a weighted average interest rate of 6.3% and $1,123,350 remains available under the program.

        In December 1998, the Company entered into an asset securitization transaction whereby it sold $366,600 in financing lease receivables for $250,000 in cash and a retained interest in the remainder. The agreement was for an initial three-year term with certain renewal provisions and was structured as a revolving asset securitization so that as collections reduced previously sold interests in this new pool of leases, additional leases could be sold up to $180,000 ($250,000 in fiscal 2000 and 1999). The terms of the agreement require that the Company continue to service the lease portfolio. The Company recognized a pre-tax gain of $14,333 in fiscal 1999 on this agreement. On May 25, 1999, the Company repurchased the leases sold in this transaction with the proceeds from the lease-backed notes described below. In fiscal 1999, the Company sold an additional $152,098 in leases, replacing leases paid/collected during the year and recognized pre-tax gains of $12,121. On October 7, 1999, these leases were repurchased with a portion of the proceeds received from the issuance of approximately $700,000 of lease-backed notes.

        On December 9, 1999, the Company pledged or transferred $311,382 in financing lease receivables for $247,600 in cash in connection with its revolving asset securitization, in a transfer accounted for as a financing. Additionally, in fiscal 2000, the Company pledged or transferred $295,472 in financing lease receivables for $235,400 in cash in connection with its revolving asset securitization, in a transfer accounted for as a financing. The Company repaid $250,000 on June 2, 2000 when it issued the 2000-1 Notes described below.

        In September 2000, the Company entered into a revolving asset securitization whereby it pledged or transferred $414,843 in financing lease receivables for $349,795 in cash and a retained interest in the remainder. The agreement is for an initial three-year term with certain renewal provisions and was structured as a revolving asset securitization so that as collections reduce previously pledged or transferred interests in this new pool of leases, additional leases can be pledged or transferred up to $225,000. The terms of the agreement require that the Company continue to service the lease portfolio.

        During fiscal 2001, the Company pledged or transferred $539,776 in financing lease receivables for $485,900 in cash in connection with its revolving asset securitization. Also during fiscal 2001, the Company entered into a new revolving asset securitization. The agreement is for an initial 364-day term with certain renewal provisions and was structured as a revolving asset securitization so that as collections reduce previously pledged or transferred interests in this new pool of leases, additional leases can be pledged or transferred up to $300,000. The terms of the agreement require that the Company continue to service the lease portfolio. Under this agreement, the Company pledged or transferred $163,746 in financing lease receivables for $138,600 in cash and a retained interest in the remainder.

        As of September 30, 2001, the Company had approximately $511,500 available under its revolving asset securitization conduit financing agreements.

        On June 15, 2001, the Company issued $250,000 of notes with an interest rate of 9.75% (10% yield including the original issue discount) which is due on June 15, 2004. Interest is paid on the notes semi-annually beginning December 15, 2001. With the net proceeds from the issuance, the Company repaid $150,000 of 6.73% medium term notes due June 15, 2001 and will use the remainder of the proceeds for general corporate purposes.

        In fiscal 2001, the Company signed promissory notes and pledged $26,784 of lease receivables for $22,471 of proceeds. During fiscal 2001, the Company repaid $1,179 of the promissory notes. The notes have various interest rates ranging from 7.12% to 8.61% with maturities through March 2006.

        The Company must comply with certain restrictive covenants under the terms of its loan agreements. The Company agrees to maintain earnings before fixed charges of not less than 1.25 times fixed charges and a tangible net worth of not less than $1.

        Interest paid amounted to $168,574, $156,974 and $124,947 for the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

        At September 30, 2001 and 2000, the fair value of debt outstanding is estimated to be $2,200,331 and $2,201,161, respectively, using a discounted cash flow analysis.

        Future maturities of all debt outstanding at September 30, 2001 are as follows:

Fiscal
2002	$1,071,024
2003	563,026
2004	556,015
2005	138,447
2006	15,669

$2,344,181

IOS CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands)

6.    Lease-Backed Notes

        IKON Receivables, LLC (a wholly-owned subsidiary) has issued Series 1999-1, 1999-2, 2000-1, 2000-2 and 2001-1 Lease-Backed Notes (collectively, the “Notes”) as described below:
Series	Notes	Issuance Date	Principal Issuance Amount	Interest Rate	Stated Maturity Date
1999-1	Class A-1	05/25/99	$ 304,474	5.11%	June, 2000
	Class A-2	05/25/99	61,579	5.60%	May, 2005
	Class A-3	05/25/99	304,127	5.99%	May, 2005
	Class A-4	05/25/99	81,462	6.23%	May, 2005

		Sub-Total	751,642

1999-2	Class A-1	10/07/99	235,326	6.14125%	October, 2000
	Class A-2	10/07/99	51,100	6.31%	May, 2001
	Class A-3a	10/07/99	100,000	6.59%	August, 2003
	Class A-3b	10/07/99	240,891	LIBOR + 0.36%	August, 2003
	Class A-4	10/07/99	72,278	6.88%	November, 2005

		Sub-Total	699,595

2000-1	Class A-1	06/02/00	130,000	6.99625%	June, 2001
	Class A-2	06/02/00	54,000	7.51000%	March, 2002
	Class A-3	06/02/00	230,000	LIBOR + 0.19%	March, 2004
	Class A-4	06/02/00	84,510	LIBOR + 0.23%	September, 2006

		Sub-Total	498,510

2000-2	Class A-1	12/07/00	193,532	6.66125%	December, 2001
	Class A-2	12/07/00	70,193	6.60%	September, 2002
	Class A-3	12/07/00	290,800	LIBOR + 0.23%	October, 2004
	Class A-4	12/07/00	79,906	LIBOR + 0.27%	July, 2007

		Sub-Total	634,431

2001-1	Class A-1	06/28/01	168,000	3.73375%	July, 2002
	Class A-2	06/28/01	41,000	4.16%	March, 2004
	Class A-3	06/28/01	260,000	LIBOR + 0.23%	January, 2006
	Class A-4	06/28/01	126,200	LIBOR + 0.26%	October, 2008

		Sub-Total	595,200

		Total Issued	$3,179,378

        The Notes were issued pursuant to an Indenture between IKON Receivables, LLC, IOSC and various Indenture Trustees. The Notes are collateralized by a pool of office equipment leases or contracts and related assets (the “Leases”) acquired or originated by IOSC (together with the equipment financing portion of each periodic lease or rental payment due under the Leases on or after the related indenture date) and all related casualty payments, retainable deposits and termination payments. Payments on the Notes are made from payments on the Leases. The Notes have certain credit enhancement features available to noteholders, including reserve accounts, overcollateralization accounts and noncancellable insurance policies from Ambac Assurance Corporation with respect to the Notes. On each payment date funds available from the collection of lease receivables will be paid to the noteholders in the order of their priority class.

        The Notes bear interest from the related issuance date at the stated rates specified above. The variable rate 1999-2 Class A-3b, 2000-1 Class A-3, 2000-1 Class A-4, 2000-2 Class A-3, 2000-2 Class A-4, 2001-1 Class A-3 and 2001-1 Class A-4 Notes have been fixed at 6.63%, 7.802%, 7.82%, 6.475%, 6.475%, 4.825% and 5.435%, respectively, through interest rate swaps.

        IOSC services the Leases pursuant to Assignment and Servicing Agreements by and among IOSC, as originator and servicer, IKON Receivables-1, LLC, as seller, and IKON Receivables, LLC, as issuer. IOSC may delegate its servicing responsibilities to one or more sub-servicers, but such delegation does not relieve IOSC of its liabilities with respect thereto. IOSC retains possession of the Leases and related files, and receives a monthly service fee from IKON Receivables, LLC for servicing the Leases.

        Restricted cash on the consolidated balance sheets primarily represents cash that has been collected on the Leases which must be used to repay the 1999-1, 1999-2, 2000-1, 2000-2 and 2001-1 Notes, respectively.

        Future maturities of the Notes, based on contractual maturities of the Leases for each of the succeeding fiscal years are as follows:

	1999-1 Series Notes	1999-2 Series Notes	2000-1 Series Notes	2000-2 Series Notes	2001-1 Series Notes	Total
2002	$162,195	$143,174	$131,100	$177,872	$174,866	$ 789,207
2003	52,136	113,912	94,636	142,492	153,400	556,576
2004		20,961	72,679	89,900	117,578	301,118
2005			5,916	42,350	87,078	135,344
2006					15,144	15,144

	$214,331	$278,047	$304,331	$452,614	$548,066	$1,797,389

7.    Lease Commitments

        Total rent expense under all operating leases aggregated $1,988, $1,580 and $1,842 in fiscal 2001, 2000 and 1999, respectively. At September 30, 2001, future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year were: 2002—$2,715; 2003—$2,591; 2004—$722.

IOS CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands)

8.    Income Taxes

        Taxable income of the Company is included in the consolidated federal income tax return of IKON and all estimated tax payments and refunds, if any, are made through IKON. The provision for income taxes was determined as if the Company was a separate taxpayer.

        Provision for income taxes:

	Fiscal Year Ended September 30
	2001		2000		1999
	(in thousands)
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$7,480	$39,855	$8,773	$35,836	$19,389	$30,324
State	1,716	3,377	567	3,270	767	4,430

Total Taxes	$9,196	$43,232	$9,340	$39,106	$20,156	$34,754

        The components of deferred income tax assets and liabilities were as follows:

	September 30
	2001	2000
	(in thousands)
Deferred tax assets:
Other, net	$ 66	$ 56
Accrued liabilities	24,902	24,112
Derivatives and hedging activities under SFAS 133	20,248
Net operating loss and alternative minimum tax credit carryforwards	67,460	82,444

Total deferred tax assets	112,676	106,612
Valuation allowance	750	2,150

Net deferred tax assets	111,926	104,462
Deferred tax liabilities:
Accrued liabilities	(2,910)
Depreciation	(879)	(824)
Lease income recognition	(270,746)	(243,264)

Total deferred tax liabilities	(274,535)	(244,088)

Net deferred tax liabilities	$(162,609)	$(139,626)

        Credit carryforwards consist principally of federal and state alternative minimum tax credits of approximately $66,710 (with no expiration date).

        The components of the effective income tax rate were as follows:

	Fiscal Year Ended September 30
	2001	2000	1999
Taxes at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.3	2.8	3.6
Other	(0.1)	0.1	(0.3)

Effective income tax rate	38.2%	37.9%	38.3%

IOS CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands)

        The Company made net income tax payments, including amounts paid to IKON, of $8,775, $20,006 and $16,976 in fiscal years 2001, 2000 and 1999, respectively.

9.    Pension and Stock Purchase Plan

        The Company participates in IKON’s defined benefit pension plan covering the majority of its employees. The Company’s policy is to fund pension costs as accrued. Pension expense was $189, $276 and $197 in fiscal 2001, 2000 and 1999, respectively.

        The majority of the Company’s employees were eligible to participate in IKON’s Retirement Savings Plan (“RSP”). The RSP allows employees to invest 1% to 16% of regular compensation before taxes in nine different investment funds. The Company contributes an amount equal to two-thirds of the employees’ investments, up to 6% of regular compensation, for a maximum company match of 4%. All Company contributions are invested in IKON’s common shares. Employees vest in a percentage of the Company’s contribution after two years of service, with full vesting at the completion of five years of service. The Company’s cost of the plans amounted to $304, $214 and $186 in fiscal 2001, 2000 and 1999, respectively.

10.    Derivative Financial Instruments

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

        The following table presents, as of September 30, 2001, information regarding the interest rate swap agreements to which we are a party: (i) the notional amount, (ii) the fixed interest rate payable by the Company, (iii) the variable interest rate payable to the Company by the counterparty under the agreement, (iv) the fair value of the instrument, and (v) the maturity date of the agreement.

Notional Amount	Fixed Interest Rate	Variable Interest Rate	Fair Value	Maturity Date
$370,706	6.4750%	LIBOR	$(19,060)	07/15/07
$260,000	4.8250%	LIBOR + 23 bp	$ (6,004)	01/15/06
$219,939	7.8020%	LIBOR + 19 bp	$ (9,357)	03/15/04
$145,407	6.2700%	LIBOR	$ (3,382)	08/15/03
$126,200	5.4350%	LIBOR + 26 bp	$ (4,715)	10/15/08
$ 84,510	7.8200%	LIBOR + 23 bp	$ (8,104)	09/15/06

SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Form 10-K for the fiscal year ended September 30, 2001 to be signed on its behalf by the undersigned, thereunto duly authorized.

IOS CAPITAL , INC .

Date:    December 21, 2001

By:	/s/ HARRY G. KOZEE

(Harry G. Kozee)
Vice President—Finance

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below on December 21, 2001 by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title

/s/ RUSSELL SLACK (Russell Slack)	President (Principal Executive Officer)

/s/ HARRY G. KOZEE (Harry G. Kozee)	Vice President—Finance (Principal Financial Officer and Principal Accounting Officer)

/s/ WILLIAM S. URKIEL (William S. Urkiel)	Director

INDEX OF EXHIBITS

4.2	First Amendment to the Indenture dated July 1, 1995, between the Company and Chase Manhattan Bank, as Trustee.

10.5	Receivables Transfer Agreement dated as of March 28, 2001 among IOS Capital, Inc. IKON Funding-3, LLC and Twin Towers, Inc., The Deutsche Bank AG, New York Branch, as agent and the several financial institution party thereto from time to time.

10.6	Transfer Agreement dated as of March 28, 2001 between IKON Funding-3, LLC and IOS Capital, Inc.

12	Ratio of Earnings to Fixed Charges

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Ernst & Young LLP