Form 10-Q
period 2001-12-31
IOS CAPITAL LLC
filed 2002-02-14
CIK 922255

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001 or

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____


                         Commission file number 0-20405

                                ---------------

                                IOS CAPITAL, LLC
             ------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                DELAWARE                                        23-2493042
                --------                                        ----------

     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)

     1738 Bass Road, Macon, Georgia                               31210
     ------------------------------                               -----

(Address of principal executive offices)                        (Zip Code)

                                 (478) 471-2300
              ----------------------------------------------------

              (Registrant's telephone number, including area code)


                                IOS Capital, Inc.
              ----------------------------------------------------

              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      Applicable only to corporate issuers:

The number of shares of common stock, par value $.01 per share, outstanding as of February 13, 2002 was 1,000, all of which were owned by IKON Office Solutions, Inc.

Registered debt outstanding of the Company and all wholly-owned subsidiaries as of February 13, 2002 was $1,866,927,101.

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing with the reduced disclosure format contemplated thereby.


================================================================================

                                IOS CAPITAL, LLC

                                     INDEX*




PART I.    FINANCIAL INFORMATION

        Item 1.   Condensed Consolidated Financial Statements

                  Consolidated Balance Sheets - December 31, 2001 (unaudited) and September 30, 2001

                  Consolidated Statements of Income - Three months ended December 31, 2001 and 2000 (unaudited)

                  Consolidated Statements of Cash Flows - Three months ended December 31, 2001 and 2000 (unaudited)

                  Notes to Condensed Consolidated Financial Statements
                  (unaudited)

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

        Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES





*All amounts contained in this quarterly report on Form 10-Q are in thousands unless otherwise noted.

                          PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements


                                              IOS CAPITAL, LLC
                                         CONSOLIDATED BALANCE SHEETS

                                                                             December 31,
                                                                                 2001         September 30,
                                                                             (unaudited)          2001
                                                                          ---------------------------------
                                  Assets
Investments in leases:
     Direct  financing  leases,  net of lease default reserve of:
          December 31, 2001 - $54,866; September 30, 2001 - $59,158        $     3,274,610  $    3,284,106
     Less: Unearned income                                                       (544,076)       (545,451)
                                                                          ---------------------------------
                                                                                 2,730,534       2,738,655
     Funded leases, net                                                            262,985         240,965
                                                                          ---------------------------------
                                                                                 2,993,519       2,979,620

Cash                                                                                   998          16,056
Restricted cash                                                                    119,396         126,861
Accounts receivable                                                                 90,435          91,775
Prepaid expenses and other assets                                                   10,222          10,548
Leased equipment - operating rentals at cost, less accumulated depreciation of:
     December 31, 2001 - $40,267; September 30, 2001 - $40,552                      45,892          44,793

Property and equipment at cost, less accumulated depreciation of:
     December 31, 2001 - $10,566; September 30, 2001 - $10,332                       7,937           8,145
                                                                          ---------------------------------
                  Total assets                                             $     3,268,399  $    3,277,798
                                                                          =================================

                   Liabilities and Shareholder's Equity
Liabilities:
     Accounts payable and accrued expenses                                 $        74,244  $       78,011
     Accrued interest                                                                6,417          13,873
     Due to IKON Office Solutions, Inc. ("IKON")                                   344,924         182,533
     Medium term notes                                                                              82,000
     Notes payable                                                                 274,681         271,292
     Lease-backed notes                                                          1,679,817       1,797,389
     Asset securitization conduit financing                                        283,500         193,500
     Deferred income taxes                                                         179,845         162,609
                                                                          ---------------------------------
                  Total liabilities                                              2,843,428       2,781,207
                                                                          ---------------------------------

Commitments and Contingencies

Shareholder's equity:
     Common stock--$.01 par value, 1,000 shares authorized, issued, and outstanding
     Contributed capital                                                           179,796         179,796
     Retained earnings                                                             271,612         347,169
     Accumulated other comprehensive loss                                         (26,437)        (30,374)
                                                                          ---------------------------------
                  Total shareholder's equity                                       424,971         496,591
                                                                          ---------------------------------
                  Total liabilities and shareholder's equity               $     3,268,399  $    3,277,798
                                                                          =================================

See notes to condensed consolidated financial statements.

                                IOS CAPITAL, LLC
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)



                                                      Three months ended
                                                         December 31,
                                                   --------------------------
                                                        2001         2000
                                                   --------------------------
Revenues:
     Lease finance income                            $   85,683  $    76,657
     Rental income                                        7,659        8,181
     Other income                                         5,407        5,777
                                                   --------------------------
                                                         98,749       90,615
                                                   --------------------------

Expenses:
     Interest                                            39,336       41,495
     Lease default, net of recoveries                     4,008        3,255
     General and administrative                          14,668       14,178
                                                   --------------------------
                                                         58,012       58,928
                                                   --------------------------

Income before income taxes                               40,737       31,687

Provision for income taxes                               16,295       12,675
                                                   --------------------------

Net income                                           $   24,442  $    19,012
                                                   ==========================


See notes to condensed consolidated financial statements.

                                                 IOS CAPITAL, LLC
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (unaudited)


                                                                              Three months ended
                                                                                 December 31,
                                                                     --------------------------------
                                                                             2001           2000
                                                                     --------------------------------
Cash flows from operating activities
Net income                                                              $      24,442  $      19,012
Adjustments to reconcile net income to net cash provided by
     operating activities:
     Depreciation and amortization                                              8,597          9,118
     Provision for deferred taxes                                              14,612          6,386
     Provision for lease default                                                5,556          4,590
     Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                             1,340       (14,505)
         Increase in prepaid expenses and other assets                        (1,247)          (532)
         Increase in accounts payable and accrued expenses                      2,795          8,721
         Decrease in accrued interest                                         (7,456)        (8,742)
                                                                     --------------------------------
Net cash provided by operating activities                                      48,639         24,048
                                                                     --------------------------------

Cash flows from investing activities
     Purchases of equipment                                                   (8,756)        (4,453)
     Proceeds from terminations of leased equipment                             1,224          1,532
     Investments in leases:
         Additions                                                          (408,658)      (438,591)
         Cancellations                                                         69,223         74,750
         Collections, net of financing income                                 319,597        336,348
                                                                     --------------------------------
Net cash used in investing activities                                        (27,370)       (30,414)
                                                                     --------------------------------

Cash flows from financing activities
     Proceeds from bank borrowings                                            160,000         85,000
     Payments on bank borrowings                                             (70,000)      (582,795)
     Payments on medium term notes                                           (82,000)      (163,500)
     Short-term borrowings, net of repayments                                   3,389
     Proceeds from issuance of lease-backed notes                              74,551        633,000
     Payments on lease-backed notes                                         (192,123)      (152,714)
     Decrease (increase) in restricted cash                                     7,465       (27,738)
     Dividend to IKON Office Solutions, Inc.                                (100,000)
                                                                     --------------------------------
Net cash used in financing activities                                       (198,718)      (208,747)
                                                                     --------------------------------

Change in cash and amounts Due to IKON                                      (177,449)      (215,113)
Cash and Due to IKON at beginning of year                                   (166,477)       (18,836)
                                                                     --------------------------------
Cash and Due to IKON at end of period                                   $   (343,926)  $   (233,949)
                                                                     ================================

See notes to condensed consolidated financial statements.

                                IOS CAPITAL, LLC
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)



Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IOS Capital, LLC ("IOSC" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001. Certain prior year amounts have been reclassified to conform with the current year presentation.


Note 2:     Financial Instruments

As of December 31, 2001, all of the Company's derivatives designated as hedges are interest rate swaps which qualify for evaluation using the "short cut" method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the three months ended December 31, 2001, unrealized net income totaling $3,937 after taxes, was recorded in accumulated other comprehensive loss.


Note 3:    Medium Term Notes

The Company repaid $82,000 of 6.30% medium term notes due December 10, 2001. The Company has $873,350 available under its medium term notes program.


Note 4:    Notes Payable

During the first quarter of fiscal 2002, the Company signed promissory notes and pledged $5,930 of lease receivables for $4,999 of proceeds. During the first quarter of fiscal 2002, the Company repaid $1,610 of the promissory notes. The notes have various interest rates with maturities through September 2006.

Note 5:    Lease-Backed Notes

In addition to the $1,797,389 of lease-backed notes outstanding on September 30, 2001, on December 28, 2001, the Company issued $87,011 and re-purchased $12,460 of lease-backed notes (the "Notes") for a net issuance of $74,551. The Notes have a stated maturity of September 15, 2008 and pay an average yield of 5.06%. The Notes are collateralized by a pool of office equipment leases or contracts (the "Leases") and related assets, acquired or originated by the Company (together with the equipment financing portion of each periodic lease or rental payment due under the Leases on or after the related transfer date) and all related casualty payments, retainable deposits and termination payments. Payments on the Notes are made from payments on the Leases. The Notes have certain credit enhancement features available to noteholders, including a reserve account and an overcollateralization account.

Note 6:    Asset Securitization Conduit Financing

During the first quarter of fiscal 2002, the Company pledged or transferred $189,848 in financing lease receivables for $160,000 in cash in connection with its revolving asset securitization conduit financing agreements. On December 28, 2001, the Company repaid $70,000 in cash in connection with its issuance of the Notes described above. As of December 31, 2001, the Company had approximately $421,500 available under its revolving asset securitization conduit financing agreements.

                                IOS CAPITAL, LLC
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

Note 7:    Comprehensive Income

Total comprehensive income is as follows:

                                                                                  Three Months Ended
                                                                                      December 31,
                                                                              --------------------------
                                                                                  2001         2000
                                                                              --------------------------
Net income                                                                     $    24,442  $    19,012
Cumulative effect of change in accounting
  principle for derivative and hedging
  activities (SFAS 133), net of taxes of $2,314                                                 (3,471)
Net gain (loss) on derivative financial instruments, net of taxes of :
  2001- $2,624; 2000- $4,519                                                         3,937      (6,851)
                                                                              --------------------------
Total comprehensive income                                                     $    28,379  $     8,690
                                                                              ==========================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction H(2)(a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates
------------------------------------------

In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified below some of the accounting principles critical to our business and results of operations. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We state these accounting policies in Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements contained in our Annual Report on Form 10-K for our fiscal year ended September 30, 2001 and at relevant sections in this discussion and analysis. In addition, we believe our most critical accounting policies include, but are not limited to, the following:

Residual Values. IKON and IOSC estimate the residual value of equipment sold under sales-type leases. Our residuals are based on the dollar value of the equipment. Residual values generally range between 0% to 25% of retail price, depending on equipment model and lease term. We evaluate residual values quarterly for impairment. Changes in market conditions could cause actual residual values to differ from estimated values, which could accelerate write-down of the value of the equipment.

Reserves. IOSC maintains an allowance for lease defaults for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of IKON's customers were to deteriorate, resulting in an impairment of their ability to make required payments, changes to our allowance may be required.

Our preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates and assumptions.

Three Months Ended December 31, 2001 compared with the Three Months Ended December 31, 2000

Revenues

Total revenues increased by $8,134, or 9.0%, in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. Lease finance income increased by $9,026, or 11.8%, due to the increased balance and the increased average yield of leases in the portfolio in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. The lease portfolio balance increased by 5.8% from December 31, 2000 to December 31, 2001.

Office equipment placed on rental by the IKON marketplaces to customers, with cancelable terms, may be purchased by the Company. During the first quarter of fiscal 2002, the Company's purchases of operating lease equipment were $8,730 compared to $4,453 during the first quarter of fiscal 2001. Operating leases contributed $7,659 in rental income during the first quarter of fiscal 2002, compared to $8,181 in the first quarter of fiscal 2001.

Other income consists primarily of late payment charges, interest income on restricted cash and various billing fees. Overall, other income decreased by $370, or 6.4%, in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. Interest income on restricted cash decreased $924, or 59.2%, compared to the first quarter of fiscal 2001, primarily due to the decline in short-term interest rates. Late payment charges and various billing fees increased $554, or 29.0%, compared to the first quarter of fiscal 2001, primarily due to the increased lease portfolio balance.

Expenses

Average borrowings to finance the lease portfolio in the form of loans from banks, the issuance of medium term notes and lease-backed notes in the public market, and intercompany borrowings with IKON increased by 4.43%, with $2,582,922 outstanding at December 31, 2001. The Company paid a weighted average interest rate on all borrowings of 5.8% as of December 31, 2001 compared to 7.0% as of December 31, 2000. Primarily, as a result of the decrease in the weighted average interest rate on all borrowings, interest expense decreased by $2,159, or 5.2%, in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. At December 31, 2001, the Company's debt to equity ratio, including amounts Due to IKON, was 6.0 to 1 compared to 5.9 to 1 at December 31, 2000.

Lease default, net of recovery income, has increased by $753, or 23.1%, for the three months ended December 31, 2001 compared to the three months ended December 31, 2000, due to an increase in the loss rate effective October 1, 2001. Depreciation expense on leased equipment has decreased $441, or 6.4%, due to the timing of additions and terminations in the operating lease portfolio. General and administrative expenses have increased by $931, or 12.7%, in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001, due to increased servicing costs of the lease portfolio. Overall expenses have decreased $916, or 1.6%, for the three months ended December 31, 2001 compared to the three months ended December 31, 2000.

Income Before Income Taxes

Income before income taxes for the first quarter of fiscal 2002 increased by $9,050, or 28.6%, compared to the first quarter of fiscal 2001 as a result of the items above.

Income Taxes

Income taxes for the first quarter of fiscal 2002 increased by $3,620, or 28.6%, compared to the first quarter of fiscal 2001. The effective income tax rate was 40% for the three months ended December 31, 2001 and December 31, 2000. The increase in income taxes is directly attributable to the increase in income before income taxes for the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001.

Contractual Obligations

The following summarizes IOSC's significant contractual obligations and commitments as of December 31, 2001:

                                                   Payments Due by Period


                                                         Less Than
 Contractual Obligations                  Total            1 year         1 - 3 years        4 - 5 years      After 5 years
---------------------------------------------------------------------------------------------------------------------------
Long-term debt                         $2,237,998        $1,107,846       $1,129,492              $660
Operating Leases                            6,468             3,265            3,203
---------------------------------------------------------------------------------------------------------------------------
Total                                  $2,244,466        $1,111,111       $1,132,695              $660

Payments on long-term debt are made from collections on our finance receivables. At December 31, 2001, long-term debt was $2,237,998 and finance receivables were $2,993,519.



                           Forward-Looking Information

This Report includes or incorporates by reference, information which may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes the expectations contained in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove correct. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the Company's and/or IKON's future financial condition and results. These risks and uncertainties, which apply to both the Company and IKON, include, but are not limited to, risks and uncertainties relating to: factors which may affect the Company's ability to recoup the full amount due on the 1999-1, 1999-2, 2000-1, 2000-2 and 2001-1 Leases (such as lessee defaults or factors impeding recovery efforts); conducting operations in a competitive environment and a changing industry (which includes technical services and products that are relatively new to the industry, IKON, and to the Company); delays, difficulties, management transitions and employment issues associated with consolidations and/or changes in business operations; managing the integration of acquired businesses; existing and future vendor relationships; risks relating to foreign currency exchange; economic, legal and political issues associated with international operations; the Company's ability to access capital and meet its debt service requirements (including sensitivity to fluctuation in interest rates); and general economic conditions. Certain additional risks and uncertainties are set forth in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

                           PART II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

a)       Exhibits

3.1      IOS Capital, LLC Certificate of Formation

3.2      IOS Capital, LLC Certificate of Conversion


b)       Reports on Form 8-K

On October 1, 2001, the Company filed a Current Report on Form 8-K to file, under Item 5 of the Form, a press release issued by its parent concerning IKON's anticipated results for the fourth quarter of fiscal 2001 and the acceleration of certain cost saving actions.

On October 25, 2001, the Company filed a Current Report on Form 8-K to file, under Item 5 of the Form, a press release issued by its parent concerning IKON's earnings for the fourth quarter of fiscal 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


IOS CAPITAL, LLC
Date   February 14, 2002

By:  /s/ Harry G. Kozee
-----------------------
Name:  Harry G. Kozee
Title:  Vice President - Finance (Chief Accounting Officer)