Form 10-Q
period 2002-03-31
IOS CAPITAL LLC
filed 2002-05-15
CIK 922255

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002 or

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______


                         Commission file number 0-20405


                                IOS CAPITAL, LLC
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

The number of shares of common stock, par value $.01 per share, outstanding as of May 14, 2002 was 1,000, all of which were owned by IKON Office Solutions, Inc.

Registered debt outstanding of the Company and all wholly-owned subsidiaries as of May 14, 2002 was $1,671,517,317.

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

                                IOS CAPITAL, LLC

                                     INDEX*




PART I.    FINANCIAL INFORMATION

        Item 1.   Condensed Consolidated Financial Statements

                  Consolidated Balance Sheets - March 31, 2002 (unaudited) and September 30, 2001

                  Consolidated Statements of Income - Three and six months ended March 31, 2002 and 2001 (unaudited)

                  Consolidated Statements of Cash Flows - Six months ended March 31, 2002 and 2001 (unaudited)

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

                                        PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements


                                              IOS CAPITAL, LLC
                                         CONSOLIDATED BALANCE SHEETS


                                                                              March 31,
                                                                                 2002        September 30,
                                                                             (unaudited)          2001
                                                                            -------------------------------
                                  Assets
Investments in leases:
     Direct financing  leases,  net of lease default reserve of:
         March 31, 2002 - $52,625;
         September 30, 2001 - $59,158                                      $     3,279,093  $    3,284,106
     Less: Unearned income                                                       (542,300)       (545,451)
                                                                          ---------------------------------
                                                                                 2,736,793       2,738,655
     Funded leases, net                                                            257,530         240,965
                                                                          ---------------------------------
                                                                                 2,994,323       2,979,620

Cash                                                                                16,304          16,056
Restricted cash                                                                    124,383         126,861
Accounts receivable                                                                 63,750          91,775
Prepaid expenses and other assets                                                   11,607          10,548
Leased equipment - operating rentals at cost, less accumulated depreciation of:
     March 31, 2002 - $41,903; September 30, 2001 - $40,552                         55,857          44,793
Property and equipment at cost, less accumulated depreciation of:
     March 31, 2002 - $9,211; September 30, 2001 - $10,332                           1,413           8,145
                                                                          ---------------------------------
                  Total assets                                             $     3,267,637  $    3,277,798
                                                                          =================================

                     Liabilities and Member's Equity
Liabilities:
     Accounts payable and accrued expenses                                 $        66,386  $       78,011
     Accrued interest                                                               11,662          13,873
     Due to IKON Office Solutions, Inc. ("IKON")                                   351,341         182,533
     Medium term notes                                                                   -          82,000
     Notes payable                                                                 277,025         271,292
     Lease-backed notes                                                          1,489,430       1,797,389
     Asset securitization conduit financing                                        440,387         193,500
     Deferred income taxes                                                         199,763         162,609
                                                                          ---------------------------------
                  Total liabilities                                              2,835,994       2,781,207
                                                                          ---------------------------------

Commitments and contingencies

Member's equity:
     Contributed capital                                                           179,796         179,796
     Retained earnings                                                             271,720         347,169
     Accumulated other comprehensive loss                                         (19,873)        (30,374)
                                                                          ---------------------------------
                  Total member's equity                                            431,643         496,591
                                                                          ---------------------------------
                  Total liabilities and member's equity                    $     3,267,637  $    3,277,798
                                                                          =================================





See notes to condensed consolidated financial statements.

                                               IOS CAPITAL, LLC
                                      CONSOLIDATED STATEMENTS OF INCOME
                                                 (unaudited)



                                                              Three months ended       Six months ended
                                                                   March 31,              March 31,
                                                            ------------------------------------------------
                                                                2002        2001        2002        2001
                                                            ------------------------------------------------
Revenues:
     Lease finance income                                    $   87,018 $    79,090 $   172,701 $   155,747
     Rental income                                                8,485       8,226      16,144      16,407
     Other income                                                 5,632       6,283      11,039      12,060
                                                              ---------- ----------- ----------- -----------
                                                                101,135      93,599     199,884     184,214
                                                              ---------- ----------- ----------- -----------

Expenses:
     Interest                                                    37,301      41,963      76,637      83,458
     Lease default, net of recoveries                             3,901       3,327       7,909       6,582
     General and administrative                                  15,586      14,901      30,254      29,079
                                                              ---------- ----------- ----------- -----------
                                                                 56,788      60,191     114,800     119,119
                                                              ---------- ----------- ----------- -----------

Income before income taxes                                       44,347      33,408      85,084      65,095

Provision for income taxes                                       17,739      13,363      34,034      26,038
                                                              ---------- ----------- ----------- -----------

Net income                                                   $   26,608 $    20,045 $    51,050 $    39,057
                                                              ========== =========== =========== ===========






See notes to condensed consolidated financial statements.

                                           IOS CAPITAL, LLC
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (unaudited)



                                                                            Six months ended
                                                                                March 31,
                                                                     --------------------------------
                                                                             2002           2001
                                                                     --------------------------------
Cash flows from operating activities
Net income                                                              $      51,050  $      39,057
Adjustments to reconcile net income to net cash provided by
operating activities:
     Depreciation and amortization                                             17,811         18,304
     Provision for deferred taxes                                              30,154         16,573
     Provision for lease default                                               11,264          9,964
     Changes in operating assets and liabilities:
         Decrease in accounts receivable                                       28,025         11,629
         Increase in prepaid expenses and other assets                        (4,219)        (1,102)
         Increase in accounts payable and accrued expenses                      5,876          9,897
         Decrease in accrued interest                                         (2,211)        (4,346)
                                                                     --------------------------------
Net cash provided by operating activities                                     137,750         99,976
                                                                     --------------------------------

Cash flows from investing activities
     Purchases of equipment                                                  (20,206)       (12,420)
     Proceeds from terminations of leased equipment                             1,897          2,935
     Investments in leases:
         Additions                                                          (824,769)      (965,093)
         Cancellations                                                        146,184        150,791
         Collections, net of financing income                                 651,944        714,842
                                                                     --------------------------------
Net cash used in investing activities                                        (44,950)      (108,945)
                                                                     --------------------------------

Cash flows from financing activities
     Proceeds from bank borrowings                                            242,336        308,000
     Payments on bank borrowings                                             (70,000)      (582,795)
     Payments on medium term notes                                           (82,000)      (281,000)
     Short-term borrowings, net of repayments                                   5,733          7,685
     Proceeds from issuance of lease-backed notes                              74,551        633,000
     Payments on lease-backed notes                                         (307,959)      (329,307)
     Decrease (increase) in restricted cash                                     2,478       (37,216)
     Dividend to IKON                                                       (126,499)
                                                                     --------------------------------
Net cash used in financing activities                                       (261,360)      (281,633)
                                                                     --------------------------------

Change in cash and amounts Due to IKON                                      (168,560)      (290,602)
Cash and Due to IKON at beginning of year                                   (166,477)       (18,836)
                                                                     --------------------------------
Cash and Due to IKON at end of period                                   $   (335,037)  $   (309,438)
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

Note 2:    Financial Instruments

As of March 31, 2002, all of the Company's derivatives designated as hedges are interest rate swaps which qualify for evaluation using the "short cut" method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the six months ended March 31, 2002, unrealized gains totaling $10,501 after taxes was recorded in accumulated other comprehensive loss.

Note 3:    Medium Term Notes

During the six months ended March 31, 2002, the Company repaid $82,000 of 6.30% medium term notes. The Company has $873,350 available under its medium term notes program.

Note 4:    Notes Payable

During the six months ended March 31, 2002, the Company signed promissory notes and pledged $11,030 of lease receivables for $9,284 of proceeds and repaid $3,551 of the promissory notes. The notes have various interest rates with maturities through March 2007.

Note 5:    Lease-Backed Notes

In addition to the $1,797,389 of lease-backed notes outstanding on September 30, 2001, on December 28, 2001, IOSC and IKON issued $87,011 and re-purchased $12,460 of lease-backed notes (the "Notes") for a net issuance of $74,551. The Notes have a stated maturity of September 15, 2008 and pay an average yield of 5.06%. The Notes are collateralized by a pool of office equipment leases or contracts, (the "Leases") and related assets, acquired or originated by the Company (together with the equipment financing portion of each periodic lease or rental payment due under the Leases on or after the related transfer date) and all related casualty payments, retainable deposits and termination payments. Payments on the Notes are made from payments on the Leases. The Notes have certain credit enhancement features available to noteholders, including a reserve account and an overcollateralization account. The Company repaid $307,959 of lease-backed notes during the first six months of fiscal 2002.

Note 6:    Asset Securitization Conduit Financing

During the six months ended March 31, 2002, the Company pledged or transferred $362,216 in financing lease receivables for $242,336 in cash in connection with its revolving asset securitization conduit financing agreements. The Company repaid $70,000 in connection with its issuance of the Notes described above. As of March 31, 2002, the Company had approximately $264,664 available under its revolving asset securitization conduit financing agreements.

                                IOS CAPITAL, LLC
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

Note 7:    Comprehensive Income

Total comprehensive income is as follows:

                                                                            Three Months Ended           Six Months Ended
                                                                                 March 31,                   March 31,
                                                                         -------------------------- ----------------------------
                                                                            2002          2001          2002           2001
                                                                         ------------ ------------- -------------- -------------

Net income                                                               $    26,608  $     20,045   $     51,050  $     39,057
Cumulative effect of change in accounting  principle for derivative
   and hedging activities (SFAS 133), net of taxes of $2,314                                                            (3,471)
Net gain (loss) on derivative financial instruments, net of tax expense
   (benefit) of:  $4,376 and $(5,165), for the three months ended
   March 31, 2002 and 2001, respectively; $7,000 and $(9,684), for the
   six months ended March 31, 2002 and 2001, respectively.                     6,564       (7,675)         10,501      (14,526)
                                                                         -----------  ------------   ------------  ------------
Total comprehensive income                                               $    33,172  $     12,370   $     61,551  $     21,060
                                                                         ===========  ============   ============  ============

Note 8:    Subsequent Event

On May 13, 2002, the Company issued $300,000 of convertible subordinated notes (the "convertible notes") with an interest rate of 5.0%, which are due on May 1, 2007. The convertible notes can be converted into shares of IKON common stock at any time before maturity at a conversion price of $15.03 per share. Interest will be paid on the convertible notes semi-annually beginning November 1, 2002. The Company has also granted an option to purchase $50,000 aggregate principal amount of additional convertible notes. The Company intends to use the net proceeds to repay loans due to IKON and for general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction H (2)(a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations.


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

Residual Values. IKON and IOSC estimate the residual value of equipment sold under sales-type leases. Our residuals are based on the dollar value of the equipment. Residual values generally range between 0% to 25% of retail price, depending on equipment model and lease term. We evaluate residual values quarterly for impairment. Changes in market conditions could cause actual residual values to differ from estimated values, which could accelerate the write-down of the value of the equipment.

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

Three Months Ended March 31, 2002 compared with the Three Months Ended March 31, 2001

Revenues

Total revenues increased by $7,536, or 8.1%, in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. Lease finance income increased by $7,928, or 10.0%, due to the growth in the lease receivables portfolio, longer average lease terms and the increased average yield of leases in the portfolio in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001.

Office equipment placed on rental by the IKON marketplaces to customers, with cancelable terms, may be purchased by the Company. During the second quarter of fiscal 2002, the Company's purchases of operating lease equipment were $17,730 compared to $7,967 during the second quarter of fiscal 2001. Operating leases contributed $8,485 in rental income during the second quarter of fiscal 2002, compared to $8,226 in the second quarter of fiscal 2001.

Other income consists primarily of late payment charges, interest income on restricted cash and various billing fees. Overall, other income decreased by $651, or 10.4%, in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. Interest income on restricted cash decreased by $1,107, or 68.4%, compared to the second quarter of fiscal 2001, primarily due to the decline in short-term interest rates. Late payment charges and various billing fees increased $28, or 0.8%, compared to the second quarter of fiscal 2001, primarily due to the increased lease portfolio balance.

Expenses

Total expenses have decreased by $3,403, or 5.7%, for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Average borrowings to finance the lease portfolio increased by 3.2%, with $2,558,183 outstanding at March 31, 2002. The Company paid a weighted average interest rate on all borrowings of 5.6% as of March 31, 2002 compared to 6.8% as of March 31, 2001. Primarily, as a result of the decrease in the weighted average interest rate on all borrowings, interest expense decreased by $4,662, or 11.1%, in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. At March 31, 2002, the Company's debt to equity ratio, including amounts Due to IKON, was 5.9 to 1 compared to 5.8 to 1 at March 31, 2001.

Lease default, net of recovery income, increased by $574, or 17.3%, for the three months ended March 31, 2002 compared to the three months ended March 31, 2001, due to an increase in the loss rate due to general economic conditions. Depreciation expense on leased equipment, which is included in general and administrative expenses, has increased by $247, or 3.6%, due to the impact of terminations on the operating lease portfolio. Other general and administrative expenses have increased by $438, or 5.5%, in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001, due to increased servicing costs of the lease portfolio.

Income Before Income Taxes

Income before income taxes for the second quarter of fiscal 2002 increased by $10,939, or 32.7%, compared to the second quarter of fiscal 2001 as a result of the items above.

Income Taxes

Income taxes for the second quarter of fiscal 2002 increased by $4,376, or 32.7%, compared to the second quarter of fiscal 2001. The effective income tax rate was 40% for the three months ended March 31, 2002 and March 31, 2001. The increase in income taxes is directly attributable to the increase in income before income taxes for the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001.

Six Months Ended March 31, 2002 compared with the Six Months Ended March 31,
2001

Revenues

Total revenues increased by $15,670, or 8.5%, for the six months ended March 31, 2002 compared to the six months ended March 31, 2001. Lease finance income increased by $16,954, or 10.9%, due to the growth in the lease receivables portfolio, longer average lease terms and the increased average yield of leases in the portfolio for the six months ended March 31, 2002 compared to the six months ended March 31, 2001.

Office equipment placed on rental by the IKON marketplaces to customers, with cancelable terms, may be purchased by the Company. During the six months ended March 31, 2002, the Company's purchases of operating lease equipment were $26,460 compared to $12,255 during the six months ended March 31, 2001. Operating leases contributed $16,144 in rental income during the six months ended March 31, 2002, compared to $16,407 in the six months ended March 31, 2001.

Other income consists primarily of late payment charges, interest income on restricted cash and various billing fees. Overall, other income decreased by $1,021, or 8.5%, in the six months ended March 31, 2002 compared to the six months ended March 31, 2001. Interest income on restricted cash decreased by $2,031, or 63.9%, compared to the six months ended March 31, 2001, primarily due to the decline in short-term interest rates. Late payment charges and various billing fees increased by $320, or 4.6%, compared to the six months ended March 31, 2001, primarily due to the increased lease portfolio balance.

Expenses

Total expenses have decreased by $4,319, or 3.6%, for the six months ended March 31, 2002 compared to the six months ended March 31, 2001. Average borrowings to finance the lease portfolio increased by 3.3%, with $2,558,183 outstanding at March 31,

2002. The Company paid a weighted average interest rate on all borrowings of 5.6% as of March 31, 2002 compared to 6.8% as of March 31, 2001. Primarily, as a result of the decrease in the weighted average interest rate on all borrowings, interest expense decreased by $6,821, or 8.2%, in the six months ended March 31, 2002 compared to the six months ended March 31, 2001. At March 31, 2002, the Company's debt to equity ratio, including amounts Due to IKON, was 5.9 to 1 compared to 5.8 to 1 at March 31, 2001.

Lease default, net of recovery income, has increased by $1,327, or 20.2%, for the six months ended March 31, 2002 compared to the six months ended March 31, 2001, due to an increase in the loss rate due to general economic conditions. Depreciation expense on leased equipment, which is included in general and administrative expenses, has decreased by $194, or 1.4%, due to the impact of terminations on the operating lease portfolio. Other general and administrative expenses have increased by $1,369, or 8.9%, in the six months ended March 31, 2002 compared to the six months ended March 31, 2001, due to increased servicing costs of the lease portfolio.

Income Before Income Taxes

Income before income taxes for the six months ended March 31, 2002 increased by $19,989, or 30.7%, compared to the six months ended March 31, 2001 as a result of the items above.

Income Taxes

Income taxes for the six months ended March 31, 2002 increased by $7,996, or 30.7%, compared to the six months ended March 31, 2001. The effective income tax rate was 40% for the six months ended March 31, 2002 and March 31, 2001. The increase in income taxes is directly attributable to the increase in income before income taxes for the six months ended March 31, 2002 as compared to the six months ended March 31, 2001.

Contractual Obligations

The following summarizes IOSC's significant contractual obligations and commitments as of March 31, 2002:


                                 Payments Due by Period

                                                       Less Than
Contractual Obligations                Total             1 year         1 - 3 years      4 - 5 years      After 5 years
-------------------------------- ----------------- ----------------- ---------------- ----------------- ----------------
Long-term debt                         $2,206,842        $1,197,962         $931,041           $74,654           $3,185
Operating leases                           15,998             3,815            4,175             2,002            6,006
-------------------------------- ----------------- ----------------- ---------------- ----------------- ----------------
Total                                  $2,222,840        $1,201,777         $935,216           $76,656           $9,191

Payments on long-term debt are made from collections of our finance receivables. At March 31, 2002, long-term debt was $2,206,842 and finance receivables were $2,994,323.

Subsequent Event

On May 13, 2002, the Company issued $300,000 of convertible subordinated notes (the "convertible notes") with an interest rate of 5.0%, which are due on May 1, 2007. The convertible notes can be converted into shares of IKON common stock at any time before maturity at a conversion price of $15.03 per share. Interest will be paid on the convertible notes semi-annually beginning November 1, 2002. The Company has also granted an option to purchase $50,000 aggregate principal amount of additional convertible notes. The Company intends to use the net proceeds to repay loans due to IKON and for general corporate purposes.

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

                           PART II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

On January 18, 2002, the Company filed a Current Report on Form 8-K to file, under Item 5 of the Form, information regarding the conversion of its form of business organization from a corporation to a limited liability company, on January 11, 2002. As a result of the conversion, IOS Capital, Inc. has changed its name to IOS Capital, LLC.

On January 30, 2002, the Company filed a Current Report on Form 8-K to file, under Item 5 of the Form, information contained in its parent's press release dated January 25, 2002 regarding results of its parent for the first quarter of fiscal year 2002.

On March 15, 2002, the Company filed a Current Report on Form 8-K to file, under
Item 5 of the Form, information contained in its parent's press release dated March 13, 2002 regarding the initiation of a transition plan to new leadership of its parent.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


IOS CAPITAL, LLC
Date   May 15, 2002

By:  /s/ Harry G. Kozee
------------------------
Name:  Harry G. Kozee
Title:  Vice President - Finance (Chief Accounting Officer)