Form 10-Q
period 2002-06-30
IOS CAPITAL LLC
filed 2002-08-14
CIK 922255

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002 or

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________


                         Commission file number 0-20405


                                IOS CAPITAL, LLC
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                       23-2493042
-------------------------------------------------------------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

   1738 Bass Road, Macon, Georgia                              31210
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


Registered debt outstanding of the Company and all wholly-owned subsidiaries as of August 14, 2002 was $2,392,305,308.

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

                                IOS CAPITAL, LLC

                                     INDEX*




PART I.    FINANCIAL INFORMATION

        Item 1.   Condensed Consolidated Financial Statements

                  Consolidated Balance Sheets - June 30, 2002 (unaudited) and September 30, 2001

                  Consolidated Statements of Income - Three and nine months ended June 30, 2002 and 2001 (unaudited)

                  Consolidated Statements of Cash Flows - Nine months ended June 30, 2002 and 2001 (unaudited)

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

                                           PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements



                                                 IOS CAPITAL, LLC
                                            CONSOLIDATED BALANCE SHEETS



                                                                               June 30,
                                                                                 2002        September 30,
                                                                             (unaudited)           2001
                                                                            -------------------------------
                                  Assets
Investments in leases:
     Direct  financing  leases,  net of lease default reserve of:
        June 30, 2002 - $49,940; September 30, 2001 - $59,158              $     3,317,628  $    3,284,106
     Less: Unearned income                                                       (565,294)       (545,451)
                                                                          ---------------------------------
                                                                                 2,752,334       2,738,655
     Funded leases, net                                                            249,939         240,965
                                                                          ---------------------------------
                                                                                 3,002,273       2,979,620

Cash                                                                                15,456          16,056
Restricted cash                                                                    134,670         126,861
Accounts receivable                                                                 55,147          91,775
Prepaid expenses and other assets                                                   19,509          10,548
Leased equipment - operating rentals at cost, less accumulated
 depreciation of: June 30, 2002 - $42,123; September 30, 2001 - $40,552             65,642          44,793
Property and equipment at cost, less accumulated depreciation of:
     June 30, 2002 - $9,299; September 30, 2001 - $10,332                            1,434           8,145
                                                                          ---------------------------------
                  Total assets                                             $     3,294,131  $    3,277,798
                                                                          =================================

                     Liabilities and Member's Equity
Liabilities:
     Accounts payable and accrued expenses                                 $        64,640  $       78,011
     Accrued interest                                                                7,362          13,873
     Due to IKON Office Solutions, Inc. ("IKON")                                    23,667         182,533
     Medium term notes                                                                   -          82,000
     Convertible subordinated notes                                                300,000               -
     Notes payable                                                                 276,955         271,292
     Lease-backed notes                                                          1,920,400       1,797,389
     Asset securitization conduit financing                                         50,000         193,500
     Deferred income taxes                                                         219,264         162,609
                                                                          ---------------------------------
                  Total liabilities                                              2,862,288       2,781,207
                                                                          ---------------------------------

Commitments and contingencies

Member's equity:
     Contributed capital                                                           179,796         179,796
     Retained earnings                                                             274,275         347,169
     Accumulated other comprehensive loss                                         (22,228)        (30,374)
                                                                          ---------------------------------
                  Total member's equity                                            431,843         496,591
                                                                          ---------------------------------
                  Total liabilities and member's equity                    $     3,294,131  $    3,277,798
                                                                          =================================





See notes to condensed consolidated financial statements.

                                               IOS CAPITAL, LLC
                                      CONSOLIDATED STATEMENTS OF INCOME
                                                 (unaudited)



                                                              Three months ended      Nine months ended
                                                                   June 30,                June 30,
                                                            ------------------------------------------------
                                                                2002        2001        2002        2001
                                                            ------------------------------------------------
Revenues:
     Lease finance income                                    $   85,900 $    81,905 $   258,601 $   237,652
     Rental income                                                8,144       7,360      24,288      23,767
     Other income                                                 4,894       6,079      15,933      18,139
                                                              ---------- ----------- ----------- -----------
                                                                 98,938      95,344     298,822     279,558
                                                              ---------- ----------- ----------- -----------

Expenses:
     Interest                                                    37,337      41,360     113,974     124,818
     Lease default, net of recoveries                             3,546       4,031      11,455      10,613
     General and administrative                                  15,462      14,262      45,716      43,341
                                                              ---------- ----------- ----------- -----------
                                                                 56,345      59,653     171,145     178,772
                                                              ---------- ----------- ----------- -----------

Income before income taxes                                       42,593      35,691     127,677     100,786

Provision for income taxes                                       17,037      14,462      51,071      40,500
                                                              ---------- ----------- ----------- -----------

Net income                                                   $   25,556 $    21,229 $    76,606 $    60,286
                                                              ========== =========== =========== ===========






See notes to condensed consolidated financial statements.

                                           IOS CAPITAL, LLC
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (unaudited)



                                                                            Nine months ended
                                                                                June 30,
                                                                     --------------------------------
                                                                             2002           2001
                                                                     --------------------------------
Cash flows from operating activities
Net income                                                              $      76,606  $      60,286
Adjustments to reconcile net income to net cash provided by
operating activities:
     Depreciation and amortization                                             26,721         20,884
     Provision for deferred taxes                                              39,694         17,229
     Provision for lease default                                               16,444         15,188
     Changes in operating assets and liabilities:
         Decrease in accounts receivable                                       36,628         15,231
         Increase in prepaid expenses and other assets                       (13,968)        (5,957)
         (Decrease) increase in accounts payable and accrued expenses        (13,371)         14,334
         Decrease in accrued interest                                         (6,511)        (9,671)
                                                                     --------------------------------
Net cash provided by operating activities                                     162,243        127,524
                                                                     --------------------------------

Cash flows from investing activities
     Purchases of equipment                                                  (41,802)       (11,996)
     Proceeds from terminations of leased equipment                             6,280          4,927
     Investments in leases:
         Additions                                                        (1,265,867)    (1,478,162)
         Cancellations                                                        260,339        234,701
         Collections, net of financing income                                 991,208      1,088,704
                                                                     --------------------------------
Net cash used in investing activities                                        (49,842)      (161,826)
                                                                     --------------------------------

Cash flows from financing activities
     Proceeds from bank borrowings                                            449,911        473,000
     Payments on bank borrowings                                            (593,411)    (1,037,795)
     Proceeds from medium term notes                                                -        250,000
     Payments on medium term notes                                           (82,000)      (486,500)
     Short-term borrowings, net of repayments                                   5,663          8,098
     Proceeds from issuance of lease-backed notes                             720,290      1,226,761
     Payments on lease-backed notes                                         (597,279)      (495,185)
     Proceeds from issuance of convertible subordinated notes                 300,000              -
     Deposits to restricted cash                                              (7,809)       (52,049)
     Dividend to IKON                                                       (149,500)              -
     (Decrease) increase in intercompany debt, net                          (158,866)        150,894
                                                                     --------------------------------
Net cash (used in) provided by financing activities                         (113,001)         37,224
                                                                     --------------------------------

(Decrease) increase in cash                                                     (600)          2,922
Cash at beginning of year                                                      16,056          3,998
                                                                     --------------------------------
Cash at end of period                                                   $      15,456  $       6,920
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

Note 2: Financial Instruments

As of June 30, 2002, all of the Company's derivatives designated as hedges are interest rate swaps which qualify for evaluation using the "short cut" method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the nine months ended June 30, 2002, unrealized gains totaling $8,146 after taxes were recorded in accumulated other comprehensive loss.

Note 3: Unsecured Credit Facility

On May 24, 2002, IKON obtained a new $300,000 unsecured credit facility (the "New Credit Facility") with a group of lenders. The New Credit Facility replaces IKON's $600,000 credit facility that was to expire in January 2003 (the "Old Credit Facility"). Revolving loans are available, with certain sub-limits, to the Company; IKON Capital, PLC, IKON's leasing subsidiary in the United Kingdom; and IKON Capital, Inc., IKON's leasing subsidiary in Canada. The New Credit Facility contractually matures on May 24, 2005. As of June 30, 2002, IKON has no borrowings outstanding under the New Credit Facility. The New Credit Facility also provides support for letters of credit for IKON and its subsidiaries. As of June 30, 2002, letters of credit supported by the New Credit Facility amounted to $21,418. The remaining amount available to IKON under the New Credit Facility for borrowings or letters of credit is $278,582, as of June 30, 2002.

The New Credit Facility contains affirmative and negative covenants including limitations on certain fundamental changes, investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends, intercompany loans and certain restricted payments. The New Credit Facility does not affect IKON or the Company's ability to continue to securitize receivables. In addition, unless IKON achieves certain ratings on its long and short term senior, unsecured debt (as defined) or has not redeemed or defeased $250,000 of the Company's 9.75% Notes due June 15, 2004, all loans under the New Credit Facility mature on December 15, 2003. Cash dividends may be paid on common stock subject to certain limitations. The New Credit Facility contains defaults customary for facilities of this type. Failure to be in compliance with any material provision of the New Credit Facility could have a material adverse effect on IKON or the Company's liquidity, financial position and results of operations.

Note 4: Medium Term Notes

During the nine months ended June 30, 2002, the Company repaid $82,000 of 6.30% medium term notes. The Company has $873,350 available under its medium term notes program.

Note 5: Convertible Subordinated Notes

On May 13, 2002, the Company issued $300,000 of convertible subordinated notes (the "Convertible Notes") with an interest rate of 5.0%, which are due on May 1, 2007. The Convertible Notes can be converted into shares of IKON common stock at any time before maturity at a conversion price of $15.03 per share. Interest will be paid on the Convertible Notes semi-annually beginning November 1, 2002.

Note 6: Notes Payable

During the nine months ended June 30, 2002, the Company signed promissory notes and pledged $13,583 of lease receivables for $11,513 of proceeds and repaid $5,850 of the promissory notes. The notes have various interest rates with maturities through March 2007.

Note 7: Lease-Backed Notes

In addition to the $1,797,389 of lease-backed notes outstanding on September 30, 2001, on December 28, 2001, IOSC and IKON issued $87,011 and repurchased
$12,460 of lease-backed notes (the "Notes") for a net issuance of $74,551. The repurchased amount was sold on May 24, 2002 for $10,806. The Notes have a stated maturity of September 15, 2008 and pay an average yield of 5.06%. The Notes are collateralized by a pool of office equipment leases or contracts, (the "Leases") and related assets, acquired or originated by the Company (together with the equipment financing portion of each periodic lease or rental payment due under the Leases on or after the related transfer date) and all related casualty payments, retainable deposits and termination payments. Payments on the Notes are made from payments on the Leases. The Notes have certain credit enhancement features available to noteholders, including a reserve account and an overcollateralization account. On May 21, 2002, IKON Receivables Funding, LLC (a wholly owned subsidiary of the Company) issued $634,800 of lease-backed notes (the "2002-1 Notes") pursuant to a shelf registration statement filed with the Securities and Exchange Commission. The 2002-1 Notes consist of Class A-1
Notes totaling $171,000 with a stated interest rate of 2.044%, Class A-2 Notes totaling $46,000 with a stated interest rate of 2.91%, Class A-3 Notes totaling $266,400 with a stated interest rate of 3.90% and Class A-4 Notes totaling $151,400 with a stated interest rate of 4.68%. The 2002-1 Notes are collateralized by a pool of office equipment leases or contracts and related assets and the payments on the 2002-1 Notes are made from payments received on the equipment leases. The Company repaid $597,279 of lease-backed notes during the first nine months of fiscal 2002.


Note 8: Asset Securitization Conduit Financing

During the nine months ended June 30, 2002, the Company pledged or transferred $519,589 in financing lease receivables for $449,911 in cash in connection with its revolving asset securitization conduit financing agreements. The Company repaid $593,411 in connection with its issuance of the Notes described above. As of June 30, 2002, the Company had approximately $655,000 available under revolving asset securitization conduit financing agreements.

Note 9: Comprehensive Income

Total comprehensive income is as follows:

                                                                            Three Months Ended           Nine Months Ended
                                                                                 June 30,                    June 30,
                                                                         -------------------------------------------------------
                                                                            2002          2001          2002           2001
                                                                         -------------------------------------------------------
Net income                                                               $    25,556  $     21,229   $     76,606    $   60,286
Cumulative effect of change in accounting principle for derivative
   and hedging activities (SFAS 133), net of taxes of $2,314                                                             (3,471)
Net gain (loss) on derivative financial instruments, net of tax expense
   (benefit) of: $(1,570) and $1,065, for the three months ended
   June 30, 2002 and 2001, respectively; $5,430 and $(10,933), for the
   nine months ended June 30, 2002 and 2001, respectively.                   (2,355)         1,597          8,146       (12,929)
                                                                            ---------    ----------     ----------   ----------
Total comprehensive income                                               $    23,201  $     22,826   $     84,752    $   43,886
                                                                            =========    ==========     ==========   ==========




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

Allowances for Receivables. IOSC maintains an allowance for lease defaults for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of IKON's customers were to deteriorate, resulting in an impairment of their ability to make required payments, changes to our allowance may be required.

Our preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates and assumptions.

Three Months Ended June 30, 2002 compared with the Three Months Ended June 30, 2001

Revenues

Total revenues increased by $3,594, or 3.8%, in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. Lease finance income increased by $3,995, or 4.9%, due to the growth in the lease receivables portfolio and the increased average yield of leases in the portfolio in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001.

Office equipment that is placed on rental (leases with cancelable terms) by the IKON marketplaces to its customers, may be purchased by the Company. During the third quarter of fiscal 2002, the Company purchased $21,500 of rentals compared to $5,233 during the third quarter of fiscal 2001. The increase in purchases is due to an increase in rentals written by the IKON marketplaces. Since the Company can service rentals more efficiently than the IKON marketplaces, substantially all of the operating rentals written by the IKON marketplaces are purchased by the Company. Rentals contributed $8,144 during the third quarter of fiscal 2002, compared to $7,360 in the third quarter of fiscal 2001.

Other income consists primarily of late payment charges, interest income on restricted cash and various billing fees. Overall, other income decreased by $1,185, or 19.5%, in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. Interest income on restricted cash decreased by $837, or 69.3%, compared to the third quarter of fiscal 2001, primarily due to the decline in short-term interest rates. Late payment charges and various billing fees decreased $264, or 7.4%, compared to the third quarter of fiscal 2001, primarily due to a reduction in delinquency of the portfolio.

Expenses

Total expenses have decreased by $3,308, or 5.5%, for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. Average borrowings to finance the lease portfolio increased by 2.2%, with $2,571,021 outstanding at June 30, 2002. The Company paid a weighted average interest rate on all borrowings of 5.7% as of June 30, 2002 compared to 6.7% as of June 30, 2001. Primarily, as a result of the decrease in the weighted average interest rate on all borrowings, interest expense decreased by $4,023, or 9.7%, in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. At June 30, 2002, the Company's debt to equity ratio, including amounts Due to IKON, was 6.0 to 1 compared to 5.6 to 1 at June 30, 2001.

Lease default, net of recovery income, decreased by $485, or 12.0%, for the three months ended June 30, 2002 compared to the three months ended June 30, 2001, due to increased recoveries and decreased funding volume. Depreciation expense on leased equipment, which is included in general and administrative expenses, has increased by $579, or 9.4%, due to the increase in purchases of rentals. Other general and administrative expenses have increased by $621, or 7.7%, in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001, due to increased servicing costs of the lease portfolio.

Income Before Income Taxes

Income before income taxes for the third quarter of fiscal 2002 increased by $6,902, or 19.3%, compared to the third quarter of fiscal 2001 as a result of the items above.

Income Taxes

Income taxes for the third quarter of fiscal 2002 increased by $2,575, or 17.8%, compared to the third quarter of fiscal 2001. The effective income tax rate was 40% for the three months ended June 30, 2002 compared to 41% for the three months ended June 30, 2001. The increase in income taxes is directly attributable to the increase in income before income taxes for the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001.

Nine Months Ended June 30, 2002 compared with the Nine Months Ended June 30,
2001

Revenues

Total revenues increased by $19,264, or 6.9%, for the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001. Lease finance income increased by $20,949, or 8.8%, due to the growth in the lease receivables portfolio and the increased average yield of leases in the portfolio for the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001.

Office equipment that is placed on rental (leases with cancelable terms) by the IKON marketplaces to its customers, may be purchased by the Company. During the nine months ended June 30, 2002, the Company purchased $47,960 of rentals compared to $17,653 during the nine months ended June 30, 2001. The increase in purchases is due to an increase in rentals written by the IKON marketplaces. Since the Company can service rentals more efficiently than the IKON marketplaces, substantially all of the operating rentals written by the IKON marketplaces are purchased by the Company. Rentals contributed $24,288 during the nine months ended June 30, 2002, compared to $23,767 in the nine months ended June 30, 2001.

Other income consists primarily of late payment charges, interest income on restricted cash and various billing fees. Overall, other income decreased by $2,206, or 12.2%, in the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001. Interest income on restricted cash decreased by $2,868, or 65.4%, compared to the nine months ended June 30, 2001, primarily due to the decline in short-term interest rates. Late payment charges and various billing fees increased by $55, or 0.5%, compared to the nine months ended June 30, 2001, primarily due to the increased lease portfolio balance.

Expenses

Total expenses have decreased by $7,627, or 4.3%, for the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001. Average borrowings to finance the lease portfolio increased by 3.0%, with $2,571,021 outstanding at June 30, 2002. The Company paid a weighted average interest rate on all borrowings of 5.7% as of June 30, 2002 compared to 6.7% as of June 30, 2001. Primarily, as a result of the decrease in the weighted average interest rate on all borrowings, interest expense decreased by $10,844, or 8.7%, in the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001. At June 30, 2002, the Company's debt to equity ratio, including amounts Due to IKON, was 6.0 to 1 compared to 5.6 to 1 at June 30, 2001.

Lease default, net of recovery income, has increased by $842, or 7.9%, for the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001, due to an increase in the loss rate due to general economic conditions. Depreciation expense on leased equipment, which is included in general and administrative expenses, has increased by $385, or 1.9%, due to the increase in purchases of rentals. Other general and administrative expenses have increased by $1,990, or 8.5%, in the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001, due to increased servicing costs of the lease portfolio.

Income Before Income Taxes

Income before income taxes for the nine months ended June 30, 2002 increased by $26,891, or 26.7%, compared to the nine months ended June 30, 2001 as a result of the items above.

Income Taxes

Income taxes for the nine months ended June 30, 2002 increased by $10,571, or 26.1%, compared to the nine months ended June 30, 2001. The effective income tax rate was 40% for the nine months ended June 30, 2002 and June 30, 2001. The increase in income taxes is directly attributable to the increase in income before income taxes for the nine months ended June 30, 2002 as compared to the nine months ended June 30, 2001.

Contractual Obligations

The following summarizes IOSC's significant contractual obligations and commitments as of June 30, 2002:


                                 Payments Due by Period

Contractual Obligations

                                                      Less Than
                                      Total             1 year         1 - 3 years      4 - 5 years      After 5 years
-------------------------------- ----------------- ----------------- ---------------- ----------------- ----------------
Long-term debt                         $2,547,355          $959,679       $1,153,939          $433,737                -
Operating leases                           19,045             3,803            4,483             2,002            8,757
-------------------------------- ----------------- ----------------- ---------------- ----------------- ----------------
Total                                  $2,566,400          $963,482       $1,158,422          $435,739           $8,757

Payments on long-term debt generally are made from collections of our finance receivables. At June 30, 2002, long-term debt was $2,547,355 and finance receivables were $3,016,826.

                           Forward-Looking Information

This Report includes or incorporates by reference, information which may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes the expectations contained in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove correct. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the Company's and/or IKON's future financial condition and results. These risks and uncertainties, which apply to both the Company and IKON, include, but are not limited to, risks and uncertainties relating to: factors which may affect the Company's ability to recoup the full amount due on the 1999-1, 1999-2, 2000-1, 2000-2, 2001-1 and 2002-1 Leases (such as lessee defaults or factors impeding recovery efforts); conducting operations in a competitive environment and a changing industry (which includes technical services and products that are relatively new to the industry, IKON, and to the Company); delays, difficulties, management transitions and employment issues associated with consolidations and/or changes in business operations; managing the integration of acquired businesses; existing and future vendor relationships; risks relating to foreign currency exchange; economic, legal and political issues associated with international operations; the Company's ability to access capital and meet its debt service requirements (including sensitivity to fluctuation in interest rates); and general economic conditions. Certain additional risks and uncertainties are set forth in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.


                           PART II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

a)       Exhibits

Exhibit 4.1 Indenture dated as of May 13, 2002 between IKON, IOSC and Deutsche Bank Trust Company Americas, as Trustee.

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)       Reports on Form 8-K

On April 29, 2002, the Company filed a Current Report on Form 8-K to file, under
Item 5 of the Form, information contained in its parent's press release dated April 25, 2002 regarding results of its parent for the second quarter of fiscal year 2002.

On May 7, 2002, the Company filed a Current Report on Form 8-K to file, under
Item 9 of the Form, consolidated balance sheet and cash flow statements of its parent intended to be considered in the context of the parent's SEC filings regarding financial statements for the second quarter of fiscal 2002.

On May 29, 2002, the Company filed a Current Report on Form 8-K to file, under
Item 5 of the Form, information contained in its parent's press release dated May 28, 2002 announcing the completion of a $300 million unsecured revolving credit facility dated May 24, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


IOS CAPITAL, LLC
Date   August 14, 2002

By:  /s/ Harry G. Kozee
Name:  Harry G. Kozee
Title:  Vice President - Finance (Chief Accounting Officer)