Form 10-K
period 2002-09-30
IOS CAPITAL LLC
filed 2002-12-30
CIK 922255

As filed with the Securities and Exchange Commission on December 30, 2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 0-20405

IOS CAPITAL, LLC
(Exact name of registrant as specified in its charter)

Delaware	23-2493042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1738 Bass Road, Macon, Georgia	31210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (478) 471-2300

Securities registered pursuant to Section 12(b) of the Act:    None
Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Registered debt outstanding as of December 30, 2002 was $2,061,659,782.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

DOCUMENTS INCORPORATED BY REFERENCE:

None

The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format contemplated thereby.

*	All amounts contained in this annual report on Form 10-K are in thousands unless otherwise noted.

Forward-Looking Information

This Report includes or incorporates by reference information which may constitute forward-looking statements within the meaning of the federal securities laws. Although IOS Capital, LLC (the “Company”) believes the expectations contained in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove correct. Such forward-looking information is based upon management’s current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the future financial condition and results of the Company and IKON Office Solutions, Inc. (“IKON”). These risks and uncertainties, which apply to both the Company and IKON, include, but are not limited to, risks and uncertainties relating to: factors which may affect the Company’s ability to collect amounts due from lessees in order to make payments due in connection with the Company’s lease-backed notes (such as lessee defaults or factors impeding recovery efforts); growth opportunities and increasing market share, productivity and infrastructure initiatives; earnings, revenue, cash flow, margin, and cost-savings projections; the effect of competitive pressures on equipment sales; expected savings and lower costs from the productivity and infrastructure initiatives; developing and expanding strategic alliances and partnerships; the impact of e-commerce and e-procurement initiatives; the implementation of e-IKON; anticipated growth rates in the digital and color equipment and outsourcing industries; the effect of foreign currency exchange risk; the reorganization of the Company’s business segments and the anticipated benefits of operational synergies related thereto; and the Company’s ability to finance its current operations and its growth initiatives. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

PART I

Item 1.     Business.

General

IOS Capital, LLC (“IOSC” or the “Company”), was formed in 1987 to provide lease financing to customers of IKON Office Solutions, Inc. (“IKON”). The Company’s offices are located at 1738 Bass Road, Macon, Georgia, 31210 (telephone number 478-471-2300). The Company is a wholly-owned subsidiary of IKON.

IKON is a public company headquartered in Malvern, Pennsylvania and a leading provider of products and services that help businesses manage document workflow and increase efficiency. IKON provides customers with total business solutions for every office, production and outsourcing need, including copiers and printers, color solutions, distributed printing, facilities management, imaging and legal document solutions, as well as network design and consulting and e-business development. IKON has locations worldwide, including in the United States, Canada, Mexico, the United Kingdom, France, Germany, Ireland and Denmark. IKON’s fiscal 2002 revenues were approximately $4.8 billion.

The Company is engaged in the business of arranging lease financing primarily for office equipment marketed by IKON’s U.S. marketplaces. The ability to offer lease financing on equipment through IOSC is considered a competitive marketing advantage which more closely ties IKON to its customer base. During fiscal 2002, 79% of equipment sold by IKON was financed through the Company. The Company and IKON will seek to increase this percentage in the future, as leasing enhances the overall profit margin on equipment and is considered an important customer retention strategy.

The equipment financed by the Company consists of copiers, facsimile machines, and related accessories and peripheral equipment, the majority of which are produced by major office equipment manufacturers including Canon, Ricoh, Hewlett-Packard and Océ. Currently, 85% of the equipment financed by the Company represents digital copiers (including color copiers), 11% analog copiers, 2% facsimile machines and 2% other equipment.

The Company’s customer base (which consists of end users of the equipment sold by IKON) is widely dispersed, with the ten largest customers representing less than 3% of the Company’s total lease portfolio. The typical new lease financed by the Company averages $20 in amount and 51 months in duration. Although 95% of the leases are scheduled for regular monthly payments, customers are also offered quarterly, semi-annual and annual payment terms. In connection with its leasing activities, the Company performs billing, collection, property and sales tax filings, and provides quotes on equipment upgrades and lease-end notification. The Company also provides certain financial reporting services to the IKON marketplaces, such as a monthly report of marketplace leasing activity and related statistics.

Types of Leases

The lease portfolio of the Company includes direct financing leases and funded leases. Direct financing leases are contractual obligations between the Company and the IKON customer (the “customer”) and represented 92% of the Company’s lease portfolio as of September 30, 2002. Funded leases are contractual obligations between the IKON marketplace and the customer which have been financed by the Company. Funded leases represented approximately 8% of the Company’s lease portfolio as of September 30, 2002. The IKON marketplaces have assigned to the Company their rights under the underlying contracts, including the right to receive lease and rental payments as well as a security interest in the related equipment.

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

Tax Leases

Tax leases represented 97% of the Company’s lease portfolio as of September 30, 2002. The Company or the IKON marketplace is considered to be the owner of the equipment for tax purposes during the life of these leases and receives the tax benefit associated with equipment depreciation. Tax leases are structured with a fair market value purchase option. Generally, at the end of the lease term, the customer may return the equipment, continue to rent the equipment or purchase the equipment for its fair market value.

Each tax lease has a stated equipment residual value generally ranging from 0% to 25% of retail price, depending on equipment model and lease term. As of September 30, 2002, the average equipment residual value for all leases in the Company’s portfolio was 10.3% of retail price. Upon early termination of the lease or at the end of the lease term, the Company charges the IKON marketplace for the stated residual position, if any, and the equipment is returned to the IKON marketplace. Any gain or loss on the equipment’s residual value is realized by the IKON marketplace.

Conditional Sales Contracts

Conditional sales contracts accounted for the remaining 3% of the leases in the Company’s lease portfolio as of September 30, 2002. Under these arrangements, the customer is considered to be the owner of the equipment for tax purposes and receives any tax benefit associated with equipment depreciation. Each conditional sales contract has a stated residual value of 0% of retail price. Conditional sales contracts are customarily structured with higher monthly lease payments than the tax leases and have a one-dollar purchase option for the equipment at lease-end. Thus, because of the higher monthly payments, the after-tax cost of the equipment to the customer (or, for funded leases, to the IKON marketplace) under a conditional sales contract is substantially the same as under a tax lease (assuming the exercise of the purchase option). Although the customer has the option of returning or continuing to rent the equipment at lease-end, the customer almost always exercises the one-dollar purchase option at the end of the lease term.

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

Support Agreement

The 1996 Support Agreement between the Company and IKON provides that IKON will make a cash payment to the Company (or an investment in the form of equity or subordinated notes) as needed to comply with two requirements: i) that the Company will maintain a pre-tax interest coverage ratio (income before interest expense and taxes divided by interest expense), so that the Company’s pre-tax income plus interest expense will not be less than 1.25 times fixed charges, and ii) that the Company will maintain a minimum tangible net worth of one-dollar. The agreement also provides that IKON will maintain 100% direct or indirect ownership of the Company and limits the leverage of debt to equity to a maximum of 6 to 1.

Pursuant to the indentures and other documentation governing debt incurred after June 1, 1994, the Company is not permitted to amend or terminate the 1996 Support Agreement unless: (a) all of the outstanding debt of the Company is repaid, or (b) approval of two-thirds of the debt holders (not including IKON or its affiliates) for all amounts outstanding and covered by the 1996 Support Agreement (generally, all debt entered into after June 1, 1994) is obtained.

Cash Management Program

The Company participates in IKON’s domestic cash management program. Under this program, the Company has an account with IKON through which cash in excess of current operating requirements is temporarily placed on deposit. Similarly, amounts are periodically borrowed from IKON, with interest paid or charged at market rates. The Company was in a net average borrowing position with IKON during fiscal 2002 and 2001 and incurred interest expense of $3,009 and $7,788, respectively, and was in a net average deposit position with IKON during fiscal 2000 and earned interest income of $2,281 (netted against interest expense).

Management Fee

Included in general and administrative expenses are corporate expenses charged by IKON of $2,535, $2,210 and $1,500 in fiscal 2002, 2001 and 2000, respectively. These corporate charges represent management’s estimate of costs incurred by IKON on behalf of IOSC. The increase in corporate charges in fiscal 2002 compared to fiscal 2001 and fiscal 2000 is due to the increase in legal, treasury, tax and marketing support provided by IKON as a result of the increase in the Company’s financing activity.

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

Interest on Income Tax Deferrals

The Company charged IKON interest on IKON’s income tax deferrals associated with the Company’s leasing transactions. Such charges were calculated at 6.7% in fiscal 2000 totaling $16,773. Effective October 1, 2000, the Company and IKON agreed to terminate this program.

Credit Policies and Loss Experience

Effective October 1, 1999, the Company began a shared recourse arrangement with the IKON marketplaces. This arrangement provided for net losses resulting from lease defaults to be shared equally. The lease default reserve is maintained at the Company and the provisions for lease default are shared between the Company and the IKON marketplaces. On October 1, 1999, lease default reserves of $74,305 and the related deferred tax liability of $29,350 were transferred to the Company from the IKON marketplaces.

The following table provides a rollforward of changes in the lease default reserve from October 1, 1999 to September 30, 2002:

	IOSC	IKON Marketplaces	Total
Balance at October 1, 1999	$74,305		$74,305
Provision	20,333	$37,780	58,113
Write-offs	(70,152)		(70,152)

Balance at September 30, 2000			62,266
Provision	21,413	39,767	61,180
Write-offs	(64,288)		(64,288)

Balance at September 30, 2001			59,158
Provision	21,835	41,554	63,389
Write-offs	(72,726)		(72,726)

Balance at September 30, 2002			$49,821

Effective October 1, 2002, the shared recourse arrangement with the IKON marketplaces has been terminated, and the Company will record the entire provision for lease defaults.

During fiscal 2002 and 2001, accounts classified as current (less than 30 days outstanding) ranged from 87% to 93% of the total portfolio balance on a monthly basis. The aging of the Company’s net lease receivables at September 30, 2002 was as follows:

Current	$3,405,720	93.2%
31-60 days	149,822	4.1%
61-90 days	54,813	1.5%
Over 90 days	43,851	1.2%

	3,654,206	100.0%

Less: Unearned income	(617,721)

	$3,036,485

Funding

The Company may offer notes from time to time under its medium term note program. These notes are offered at varying maturities of nine months or more from their dates of issue and may be subject to redemption at the option of the Company, in whole or in part, prior to the maturity date in conjunction with meeting specified provisions. Interest rates are determined based on market conditions at the time of issuance. During fiscal 2002, the Company repaid $82,000 of 6.30% medium term notes. As of September 30, 2002, the Company had no medium term notes outstanding.

On May 13, 2002, the Company issued $300,000 of convertible subordinated notes (the “Convertible Notes”) with an interest rate of 5.0%, which are due on May 1, 2007. The Convertible Notes can be converted into shares of IKON common stock at any time before maturity at a conversion price of $15.03 per share. Interest is paid on the Convertible Notes semi-annually beginning November 1, 2002. The Company used the net proceeds to repay loans due to IKON and for general corporate purposes.

In fiscal 2002, the Company signed promissory notes and pledged $16,755 of lease receivables for $14,259 of proceeds. During fiscal 2002, the Company repaid $8,381 of the promissory notes. In fiscal 2001, the Company signed promissory notes and pledged $26,784 of lease receivables for $22,471 of proceeds. During fiscal 2001, the Company repaid $1,179 of the promissory notes. These notes have various interest rates ranging from 6.24% to 8.614% with maturities through July 2007.

IOSC has three revolving asset securitization agreements with 364 day terms that expire in fiscal 2003 with certain renewal provisions. The agreements are structured so that as collections reduce previously pledged or transferred interests in the leases, additional leases can be pledged or transferred up to $705,000. All of the agreements require that IOSC continue to service the lease portfolio.

During fiscal 2002 and 2001, IOSC entered into revolving asset securitization transactions whereby it pledged or transferred $716,533 and $703,522, respectively, of finance receivables for $712,411 and $648,500, respectively, in cash. During fiscal 2002, IOSC repaid $593,411 under its revolving asset securitization conduit financing agreements. Repayments were made with proceeds received from the issuance of the Series 2002-1 Notes described below. In fiscal 2001, IOSC repaid $1,037,795 under its revolving asset securitization conduit financing agreements. Repayments were made with proceeds from the issuance of the Series 2000-2 and 2001-1 Notes described below.

On June 15, 2001, the Company issued $250,000 of notes with an interest rate of 9.75% (10% yield including the original issue discount) which are due on June 15, 2004. Interest is paid on the notes semi-annually beginning December 15, 2001. With the net proceeds from the issuance, the Company repaid $150,000 of 6.73% medium term notes due June 15, 2001 and used the remainder of the proceeds for general corporate purposes.

The Company must comply with certain restrictive covenants under the terms of its loan agreements. The Company agrees to maintain earnings before fixed charges of not less than 1.25 times fixed charges, a debt to equity ratio of not more than 6 to 1 and a minimum tangible net worth of one-dollar.

Interest paid amounted to $148,048, $168,574 and $156,974 for the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

At September 30, 2002 and 2001, the fair value of debt outstanding is estimated to be $2,553,006 and $2,200,331, respectively, using a discounted cash flow analysis.

IKON Receivables, LLC (a wholly-owned subsidiary of the Company) has issued Series 1999-1, 1999-2, 2000-1, 2000-2 and 2001-1 Lease-Backed Notes (collectively, together with the Lease-Backed Notes issued by IKON Receivables Funding LLC, the “Notes”) as described below:

Series	Notes	Issuance Date	Principal Issuance Amount	Principal Amount Outstanding at September 30, 2002	Interest Rate	Stated Maturity Date
1999-1	Class A-l	05/25/99	$304,474		5.11%	June 2000
	Class A-2	05/25/99	61,579		5.60%	May 2005
	Class A-3	05/25/99	304,127	$23,046	5.99%	May 2005
	Class A-4	05/25/99	81,462	81,462	6.23%	May 2005

		Sub-Total	751,642	104,508

1999-2	Class A-l	10/07/99	235,326		6.14125%	October 2000
	Class A-2	10/07/99	51,100		6.31%	May 2001
	Class A-3a	10/07/99	100,000	19,319	6.59%	August 2003
	Class A-3b	10/07/99	240,891	46,538	LIBOR + 0.36%	August 2003
	Class A-4	10/07/99	72,278	72,278	6.88%	November 2005

		Sub-Total	699,595	138,135

2000-1	Class A-l	06/02/00	130,000		6.99625%	June 2001
	Class A-2	06/02/00	54,000		7.51%	March 2002
	Class A-3	06/02/00	230,000	86,634	LIBOR + 0.19%	March 2004
	Class A-4	06/02/00	84,510	84,510	LIBOR + 0.23%	September 2006

		Sub-Total	498,510	171,144

2000-2	Class A-l	12/07/00	193,532		6.66125%	December 2001
	Class A-2	12/07/00	70,193		6.60%	September 2002
	Class A-3	12/07/00	290,800	192,557	LIBOR + 0.23%	October 2004
	Class A-4	12/07/00	79,906	79,906	LIBOR + 0.27%	July 2007

		Sub-Total	634,431	272,463

2001-1	Class A-l	06/28/01	168,000		3.73375%	July 2002
	Class A-2	06/28/01	41,000		4.16%	March 2004
	Class A-3	06/28/01	260,000	241,592	LIBOR + 0.23%	January 2006
	Class A-4	06/28/01	126,200	126,200	LIBOR + 0.26%	October 2008

		Sub-Total	595,200	367,792

		Total	$3,179,378	$1,054,042

IKON Receivables Funding, LLC (a wholly-owned subsidiary of the Company) has issued Series 2002-1 Lease-Backed Notes as described below:

Series	Notes	Issuance Date	Principal Issuance Amount	Principal Amount Outstanding at September 30, 2002	Interest Rate	Stated Maturity Date
2002-1	Class A-1	05/30/02	$171,000	$106,424	2.044%	June 2003
	Class A-2	05/30/02	46,000	46,000	2.91%	February 2005
	Class A-3	05/30/02	266,400	266,400	3.90%	October 2006
	Class A-4	05/30/02	151,400	151,400	4.68%	November 2009

		Total	$634,800	$570,224

The Notes were issued pursuant to certain indentures (“Indentures”) between IKON Receivables, LLC or IKON Receivables Funding, LLC, IOSC and certain Indenture trustees. The Notes are collateralized by a pool of office equipment leases or contracts and related assets (the “Leases”) acquired or originated by IOSC (together with the equipment financing portion of each periodic lease or rental payment due under the Leases on or after the related indenture date) and all related casualty payments, retainable deposits, and termination payments. Payments on the Notes are made from payments on the Leases. The Notes have certain credit enhancement features available to noteholders, including reserve accounts, overcollateralization accounts and noncancelable insurance policies from Ambac Assurance Corporation with respect to the Notes. On each payment date, funds available from the collection of lease receivables will be paid to the noteholders in the order of their priority class.

The Notes bear interest from the related issuance date at the stated rates specified above. The variable rate 1999-2 Class A-3b, 2000-1 Class A-3, 2000-1 Class A-4, 2000-2 Class A-3, 2000-2 Class A-4, 2001-1 Class A-3 and 2001-1 Class A-4 Notes have been fixed at 6.63%, 7.802%, 7.82%, 6.475%, 6.475%, 4.825% and 5.435%, respectively, through interest rate swaps.

IOSC services the Leases and may delegate its servicing responsibilities to one or more sub-servicers, but such delegation does not relieve IOSC of its liabilities with respect thereto. IOSC retains possession of the Leases and related files.

On December 28, 2001, IOSC and IKON issued $87,011 and repurchased $12,460 of lease-backed notes (the “Other Notes”) for a net issuance of $74,551. The repurchased amount was sold on May 24, 2002 for $10,806. The Other Notes have a stated maturity of September 15, 2008 and pay an average yield of 5.06%. The Other Notes are collateralized by a pool of office equipment leases or contracts and related assets (the “Other Leases”) acquired or originated by the Company (together with the equipment financing portion of each periodic lease or rental payment due under the Other Leases on or after the related transfer date) and all related casualty payments, retainable deposits and termination payments. Payments on the Other Notes are made from payments on the Other Leases. The Other Notes have certain credit enhancement features available to noteholders, including a reserve account and an overcollateralization account.

On May 24, 2002, IKON obtained a new $300,000 unsecured credit facility (the “New Credit Facility”) with a group of lenders. The New Credit Facility replaces IKON’s $600,000 credit facility that was to expire in January 2003. Revolving loans are available to the Company. The New Credit Facility contractually matures on May 24, 2005. As of September 30, 2002, the Company had no borrowings outstanding under the New Credit Facility. The New Credit Facility also provides support for letters of credit for IKON and its subsidiaries. As of September 30, 2002, letters of credit supported by the New Credit Facility amounted to $21,448. The amount available under the New Credit Facility is determined by the level of certain of IKON’s unsecured assets and the open letters of credit for IKON and its subsidiaries. The remaining amount available to the Company under the New Credit Facility for borrowings or letters of credit is $234,705, as of September 30, 2002.

The New Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental changes, investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends, intercompany loans and certain restricted payments. The New Credit Facility does not affect our ability to continue to securitize lease receivables. In addition, unless IKON achieves certain ratings on its long and short term senior, unsecured debt (as defined) or has not redeemed or defeased the Company’s 9.75% Notes due June 15, 2004 ($250,000 outstanding at September 30, 2002), all loans under the New Credit Facility will mature on December 15, 2003. Cash dividends may be paid on IKON’s common stock subject to certain limitations. The New Credit Facility also contains certain financial covenants including (i) corporate leverage ratio; (ii) consolidated interest expense ratio; (iii) consolidated asset test ratios; and (iv) limitations on capital expenditures. The New Credit Facility contains default provisions customary for facilities of this type. Failure to be in compliance with any material provision of the New Credit Facility could have a material adverse effect on our liquidity, financial position and results of operations.

Restricted cash on the consolidated balance sheets represents the cash that has been collected on the leases that are pledged as collateral for lease-backed notes. This cash must be segregated within two business days into a trust account and the cash is used to pay the principal and interest on lease-backed notes as well as any associated administrative expenses. The level of restricted cash is impacted from one period to the next by the volume of leases and timing of collections on such leases.

Future maturities of the Notes and Other Notes, based on contractual maturities of the Leases and the Other Leases, for each of the succeeding fiscal years are as follows:

	1999-1 Series Notes	1999-2 Series Notes	2000-1 Series Notes	2000-2 Series Notes	2001-1 Series Notes	2002-1 Series Notes	Other Notes	Total
2003	$104,508	$138,135	$99,682	$145,201	$168,106	$191,375	$29,716	$876,723
2004			71,462	127,262	129,148	178,300	24,822	530,994
2005					70,538	132,840	12,024	215,402
2006						67,709		67,709

	$104,508	$138,135	$171,144	$272,463	$367,792	$570,224	$66,562	$1,690,828

Future maturities of all debt outstanding at September 30, 2002 are as follows:

Fiscal
2003	$1,199,132
2004	789,401
2005	221,164
2006	70,369
2007	300,432

$2,580,498

Employees

At September 30, 2002, the Company had approximately 356 employees. Employee relations are considered to be good.

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

The financing activities of the Company are dependent upon sales or leases of office equipment by the IKON marketplaces, who are subject to substantial competition by both independent office equipment dealers and the direct sales forces of office equipment manufacturers. IKON is the largest independent distribution network of office equipment in North America. IKON marketplaces compete on the basis of technology, performance, price, quality, reliability, distribution, customer service and support.

Item 2.     Properties.

The Company’s operations are located in Macon, Georgia in leased facilities occupying approximately 70,000 square feet. In addition, IKON utilizes approximately 27,000 square feet in adjacent facilities leased by the Company for a corporate-wide data center and local IKON marketplace. The Company uses its facility for normal operating activities such as lease processing, customer service, billing and collections. Certain specialized services (such as legal, accounting, treasury, tax and audit services) are also performed for the Company at IKON’s corporate headquarters located in Malvern, Pennsylvania. The Company’s facilities are deemed adequate by management to conduct the Company’s business.

Item 3.     Legal Proceedings.

There are contingent liabilities for taxes, guarantees, other lawsuits and various other matters occurring in the ordinary course of business. On the basis of information furnished by counsel and others, and after consideration of the defenses available to the Company and any related reserves and insurance coverage, management believes that none of these other contingencies will materially affect the consolidated financial statements of the Company.

Item 4.     Submission of Matters to a Vote of Security Holders.

(No response to this item is required.)

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

There is currently no market for the Registrant’s equity securities nor is it anticipated that such a market will develop. The Company paid IKON dividends of $174,501 in fiscal 2002 and $60,000 in fiscal 2000. No dividends were paid in fiscal 2001. The Company and IKON will, from time to time, determine the appropriate capitalization for the Company, which will, in part, affect any future payment of dividends to IKON or capital contributions to the Company.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to General Instruction I(2)(a) of Form 10-K, the following analysis of the results of operations is presented in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have identified below the accounting principles critical to our business and results of operations. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We discuss these accounting policies at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements contained in this Form 10-K. In addition, we believe our most critical accounting policies include the following:

Residual Values.    IKON and IOSC estimate the residual value of equipment sold under sales-type leases. Our residual values are based on the dollar value of the equipment. Residual values generally range between 0% to 25% of retail price, depending on equipment model and lease term. We evaluate residual values quarterly for impairment. Changes in market conditions could cause actual residual values to differ from estimated values, which could accelerate the write-down of the value of the equipment.

Allowance for Receivables.    IOSC maintains an allowance for lease defaults for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of IKON’s customers were to deteriorate, resulting in an impairment of their ability to make required payments, increases to our allowance may be required.

Our preparation of this Form 10-K requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates and assumptions.

Fiscal 2002 Compared with Fiscal 2001

Comparative results of operations for the fiscal years ended September 30, 2002 and 2001 are set forth in the table below. This table also shows the increase (decrease) in the dollar amounts of revenue and expense items from fiscal 2001 to fiscal 2002 between periods, as well as the related percentage change.

	Fiscal Year Ended September 30,		Increase (Decrease)
	2002	2001	Amount	Percent
Revenues:
Lease finance income	$347,531	$321,866	$25,665	8.0%
Rental income	33,628	31,573	2,055	6.5%
Other income	19,789	23,974	(4,185)	(17.5)%

	400,948	377,413	23,535	6.2%

Expenses:
Interest	151,220	166,926	(15,706)	(9.4)%
Lease default, net of recoveries	14,445	15,755	(1,310)	(8.3)%
Depreciation	28,471	26,414	2,057	7.8%
General and administrative	33,141	31,152	1,989	6.4%

	227,277	240,247	(12,970)	(5.4)%

Income before income taxes	173,671	137,166	36,505	26.6%
Provision for income taxes	71,282	52,428	18,854	36.0%

Net income	$102,389	$84,738	$17,651	20.8%

Revenues

Total revenues increased by $23,535, or 6.2%, in fiscal 2002 from fiscal 2001. Lease finance income increased by $25,665 due to continued growth in the lease receivables portfolio and the increased average yield of leases in the portfolio. The investment in leases increased by 1.9% from September 30, 2001 to September 30, 2002.

Office equipment placed on rental, with cancelable terms, by the IKON marketplaces to customers may be purchased by the Company. During fiscal 2002 and 2001, IOSC purchased operating lease equipment of $60,619 and $35,611, respectively. Operating leases contributed $33,628 and $31,573 in rental income to total revenues during fiscal 2002 and 2001, respectively.

Other income consists primarily of late payment charges, and various billing fees and interest income on restricted cash. Overall, income from these sources decreased by $4,185, or 17.5%, primarily due to the decline in short term market rates of interest paid on restricted cash balances when comparing fiscal 2002 to fiscal 2001.

Expenses

Average borrowings to finance the investment in leases in the form of loans from banks, the issuance of medium term notes, lease-backed notes in the public market and intercompany borrowings with IKON increased by 2.2%, with $2,582,064 outstanding at September 30, 2002. The Company paid a weighted average interest rate on all borrowings for fiscal 2002 of 6.0%, compared to 6.4% for fiscal 2001. Primarily as a result of the decreased average interest rate on all borrowings, interest expense decreased by $15,706, or 9.4%, when comparing fiscal 2002 to fiscal 2001. At September 30, 2002, the Company’s debt to equity ratio was 6.0 to 1.

The Company’s lease default reserve was $49,821 and $59,158 at September 30, 2002 and 2001, respectively. The decrease was primarily due to improvement in the cumulative expected loss rate of the lease portfolio as a result of the following factors. The lease credit review, approval function and collection functions were centralized at IOSC during the past several years. Additionally, IOS created the Special Assets Recovery Group in fiscal 1999 to improve IKON’s equipment recovery rate and pursue deficient balances on lease write-offs. Since creation, IKON’s equipment recovery rate has risen from approximately 60% to 88%. Also, during fiscal 2002, the Special Assets Recovery Group recovered approximately $7,400 in deficient balances. The combined effect is an increase of IKON’s overall recovery rate from approximately 30% to 42% over the past three years.

Depreciation expense for fiscal 2002 increased by $2,057, or 7.8%, compared to fiscal 2001 primarily due to the increase in purchases of leased equipment. General and administrative expenses increased by $1,989, or 6.4%, compared to fiscal 2001 due to increased rental expense commitments associated with the sale leaseback of the Company’s headquarters in fiscal 2002.

Income Before Income Taxes

Income before income taxes for fiscal 2002 increased by $36,505, or 26.6%, compared to fiscal 2001, as a result of the items described above.

Provision for Income Taxes

Income taxes for fiscal 2002 increased by $18,854, or 36.0%, compared to fiscal 2001. The increase in income taxes is directly attributable to the increase in income before income taxes in fiscal 2002 as compared to fiscal 2001. During fiscal 2002, the Company’s effective income tax rate was 41.0%, as compared to 38.2% in fiscal 2001.

Contractual Obligations

The following summarizes lOSC’s significant contractual obligations and commitments as of September 30, 2002:

	Payments due
Contractual Obligations	Total	Fiscal 2003	Fiscal 2004- Fiscal 2005	Fiscal 2006- Fiscal 2007	Thereafter
Long-term debt	$2,580,498	$1,199,132	$1,010,565	$370,801
Operating leases	18,094	3,796	2,789	2,002	$9,507

Total	$2,598,592	$1,202,928	$1,013,354	$372,803	$9,507

Payments on long-term debt generally are made from collections of our finance receivables. At September 30, 2002, long-term debt was $2,580,498 and net finance receivables were $3,036,485.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

The Company incurs debt to fund the origination of leases. The interest rates charged on the debt are determined based on current market conditions and may include variable measures of interest rates such as LIBOR. The Company monitors interest rates on debt in order to mitigate exposure to unfavorable variations as compared to the interest rate earned on the pledged finance lease receivables. The objective in managing this risk is to achieve fixed-rate financing at the same time the Company establishes the rate to be received by the Company on the leases. As a result, from time to time interest rate swaps are utilized to effectively fix the rate on variable rate debt, as opposed to a direct issuance of fixed rate debt. The risk associated with the use of interest rate swaps is the possible inability of the counterparties to meet the terms of their contracts. The Company does not enter into interest rate swap agreements for trading purposes.

The following tables present, as of September 30, 2002 and 2001, information regarding the interest rate swap agreements to which we are a party: (i) the notional amount, (ii) the fixed interest rate payable by the Company, (iii) the variable interest rate payable to the Company by the counterparty under the agreement, (iv) the fair value of the instrument, and (v) the maturity date of the agreement.

September 30, 2002
Notional Amount	Fixed Interest Rate	Variable Interest Rate	Fair Value	Maturity Date
$272,463	6.475%	LIBOR	$(13,671)	July 2007
$241,592	4.825%	LIBOR + 0.23%	$(6,002)	January 2006
$86,634	7.802%	LIBOR + 0.19%	$(2,536)	March 2004
$46,538	6.270%	LIBOR	$(314)	August 2003
$126,200	5.435%	LIBOR + 0.26%	$(8,383)	October 2008
$84,510	7.820%	LIBOR + 0.23%	$(7,281)	September 2006
$66,562	4.180%	LIBOR	$(2,096)	November 2007

September 30, 2001
Notional Amount	Fixed Interest Rate	Variable Interest Rate	Fair Value	Maturity Date
$370,706	6.475%	LIBOR	$(19,060)	July 2007
$260,000	4.825%	LIBOR + 0.23%	$(6,004)	January 2006
$219,939	7.802%	LIBOR + 0.19%	$(9,357)	March 2004
$145,407	6.270%	LIBOR	$(3,382)	August 2003
$126,200	5.435%	LIBOR + 0.26%	$(4,715)	October 2008
$84,510	7.820%	LIBOR + 0.23%	$(8,104)	September 2006

Item 8.     Financial Statements and Supplementary Data.

The financial statements of IOSC are submitted herewith on Pages F-l through F-16 of this report.

Quarterly Data

The following table shows comparative summarized unaudited quarterly results for fiscal 2002 and 2001.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2002
Lease finance income	$85,683	$87,018	$85,900	$88,930	$347,531
Interest expense	39,336	37,301	37,337	37,246	151,220
Income before income taxes	40,737	44,347	42,593	45,994	173,671
Net income	24,442	26,608	25,556	25,783	102,389

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2001
Lease finance income	$76,657	$79,090	$81,905	$84,214	$321,866
Interest expense	41,495	41,963	41,360	42,108	166,926
Income before income taxes	31,687	33,408	35,691	36,380	137,166
Net income	19,012	20,045	21,229	24,452	84,738

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(No response to this item is required.)

PART III

Item 14.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.    The Company’s Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of an evaluation date within 90 days prior to the filing date of this Annual Report on Form 10-K. Based on this evaluation, they have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in its reports filed or submitted under the Exchange Act.

Changes in Internal Controls.    Since the evaluation date referred to above, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1) and (2) Financial Statements

Financial Statements and Schedules other than those listed above are omitted because the required information is included in the financial statements or the notes thereto or because they are inapplicable.

(a) (3) Exhibits

2.1
Certificate of Conversion of IOS Capital, Inc. into IOS Capital, LLC filed on December 23, 2002 as Exhibit 2.1 to the Company’s Registration Statement (Registration No. 333-27141) on Form S-3 (“Form S-3”) is incorporated herein by reference.

3.1	Certificate of Formation of the Company filed on December 23, 2002 as Exhibit 3.1 to the Company’s Form S-3 is incorporated herein by reference.

3.2	Operating Agreement of the Company filed on December 23, 2002 as Exhibit 3.2 to the Company’s Form S-3 is incorporated herein by reference.

4.1
Indenture dated as of July 1, 1995 (the “Indenture”) between the Company and Chase Manhattan Bank, N.A. (formerly Chemical Bank, N.A.), as Trustee, filed as Exhibit 10.8 to IKON’s Form 10-K for the fiscal year ended September 30, 1996 is incorporated herein by reference.

4.2	First Amendment to the Indenture filed as Exhibit 4.2 to the Company’s Form 10-K for the fiscal year ended September 30, 2001 is incorporated herein by reference.

4.3
Second Amendment to the Indenture dated July 1, 1995 between the Company and Chase Manhattan Bank, as Trustee, filed as Exhibit 4.3 to the Company’s Form 8-K dated June 14, 2001 is incorporated herein by reference.

4.4	Third Amendment dated March 15, 2002 to the Indenture.

4.5	Indenture dated May 13, 2002 by and among IKON, the Company, and Deutsche Bank Americas, as Trustee, filed as Exhibit 4.2 to IKON’s Form 10-Q for the quarter ended June 30, 2002.

4.6	Pursuant to Regulation S-K item 601 (b)(4)(iii), the Company agrees to furnish to the Commission, upon request, a copy of instruments defining the rights of holders of long-term debt of the Company.

10.1
Support Agreement, dated as of October 22, 1996, between the Company and IKON (formerly Alco Standard Corporation), filed as Exhibit 10.4 to the Company’s Form 8-K dated November 12, 1996 is incorporated herein by reference.

10.2
Distribution Agreement dated as of June 4, 1997, between the Company and various distribution agents, filed as Exhibit 10.13 to IKON’s Form 10-K for the fiscal year ended September 30, 1997, is incorporated herein by reference.

10.3
Distribution Agreement dated as of June 30, 1995 between the Company and various distribution agents, filed as Exhibit 10.21 to IKON’s Form 10-K for the fiscal year ended September 30, 1995 is incorporated herein by reference.

10.4	Federal Income Tax Allocation Agreement, filed on May 4, 1994, filed as Exhibit 10.1 to the Company’s Registration Statement on Form 10 is incorporated herein by reference.

10.5
Receivables Transfer Agreement dated as of March 28, 2001 among the Company, IKON Funding-3, LLC and Twin Towers, Inc. The Deutsche Bank AG, New York Branch, as agent and the several financial institutions party thereto from time to time, filed as Exhibit 10.54 to IKON’s 2001 Form 10-K is incorporated herein by reference.

10.6	Transfer Agreement dated as of March 28, 2001 between IKON Funding-3, LLC and the Company filed as Exhibit 10.37 to IKON’s 2001 Form 10-K is incorporated herein by reference.

10.7
Receivables Transfer Agreement entered September 19, 2000, among IKON Funding-2, LLC, the Company, Park Avenue Receivables Corporation, the Chase Manhattan Bank and the several financial institutions a party thereto from time to time, filed as Exhibit 10.12 to the Company’s 2000 Form 10-K is incorporated herein by reference.

10.8	Transfer Agreement dated as of September 19, 2001 among IKON Funding-2, LLC and the Company, filed as Exhibit 10.13 to the Company’s 2000 Form 10-K is incorporated herein by reference.

10.9
Receivables Transfer Agreement dated as of December 1, 1998 among IKON Funding-1, LLC, the Company, Market Street Funding Corporation and PNC Bank, National Association, filed as Exhibit 10.9 to IKON’s 1998 Form 10-K is incorporated herein by reference.

10.10	Transfer Agreement dated as of December 1, 1998 between IKON Funding-1, LLC and the Company filed as Exhibit 10.10 to IKON’s 1998 Form 10-K is incorporated herein by reference.

10.11
Indenture, dated as of April 1, 1999 among IKON Receivables, LLC, BNY Midwest Trust Company, as Trustee, and the Company, as Servicer, (the “April 1, 1999 Indenture”) filed as Exhibit 4.1 to the Company’s Form 8-K dated May 25, 1999 is incorporated herein by reference.

10.12	First Supplemental Indenture dated as of May 3, 2002 to the April 1, 1999 Indenture.

10.13
Indenture, dated as of October 1, 1999 among IKON Receivables, LLC, BNY Midwest Trust Company, as Trustee, and the Company, as Servicer, (the “October 1, 1999 Indenture”) filed as Exhibit 4.1 to the Company’s Form 8-K dated October 21, 1999 is incorporated herein by reference.

10.14	First Supplemental Indenture dated as of May 3, 2002 to the October 1, 1999 Indenture.

10.15
Indenture, dated as of June 1, 2000 among IKON Receivables, LLC, the Chase Manhattan Bank, as Trustee, and the Company, as Servicer, (the “June 1, 2000 Indenture”) filed as Exhibit 4.1 to the Company’s Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.16	First Supplemental Indenture dated as of May 3, 2002 to the June 1, 2000 Indenture.

10.17
Indenture, dated as of December 1, 2000 among IKON Receivables, LLC, The Chase Manhattan Bank, as Trustee, and the Company, as Servicer, (the “December 1, 2000 Indenture”) filed as Exhibit 4.1 to IKON Receivables, LLC’s Current Report on Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.18	First Supplemental Indenture dated as of May 3, 2002 to the December 1, 2000 Indenture.

10.19
Indenture, dated as of June 1, 2001, among IKON Receivables, LLC, SunTrust Bank, as Trustee, and the Company, as Servicer, (the “June 1, 2001 Indenture”) filed as Exhibit 4.1 to IKON Receivables, LLC’s Current Report on Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.20	First Supplemental Indenture dated as of May 3, 2002 to the June 1, 2001 Indenture.

10.21
Indenture, dated as of May 1, 2002, among IKON Receivables Funding, LLC, BNY Midwest Trust Company, as Trustee, and the Company, as Servicer, filed as Exhibit 4.1 to IKON Receivables Funding, LLC’s Current Report on Form 8-K dated May 30, 2002 is incorporated herein by reference.

10.22
Assignment and Servicing Agreement, dated as of April 1, 1999, among IKON Receivables, LLC, IKON Receivables-1, LLC, and the Company, as Originator and Servicer, (the “April 1, 1999 Servicing Agreement”) filed as Exhibit 10.1 to the Company’s Form 8-K dated May 25, 1999 is incorporated herein by reference.

10.23	Amendment dated as of May 3, 2002 to the April 1, 1999 Servicing Agreement.

10.24
Assignment and Servicing Agreement, dated as of October 1, 1999, among IKON Receivables, LLC, IKON Receivables-1, LLC, and the Company, as Originator and Servicer, (the “October 1, 1999 Servicing Agreement”) filed as Exhibit 10.1 to the Company’s Form 8-K dated October 21,1999 is incorporated herein by reference.

10.25	Amendment dated May 3, 2002 to the October 1, 1999 Servicing Agreement.

10.26
Assignment and Servicing Agreement, dated as of June 1, 2000, (the “June 1, 2000 Servicing Agreement”) among IKON Receivables, LLC, IKON Receivables-1, LLC, and the Company, as Originator and Servicer, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.27	Amendment dated May 3, 2002 to the June 1, 2000 Servicing Agreement.

10.28
Assignment and Servicing Agreement, dated as of December 1, 2000 (the “December 1, 2000 Servicing Agreement”), among IKON Receivables, LLC, IKON Receivables-1, LLC, and the Company, as Originator and Servicer, filed as Exhibit 10.1 to IKON Receivables, LLC’s Current Report on Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.29	Amendment dated May 3, 2002 to the June 1, 2000 Servicing Agreement.

10.30
Assignment and Servicing Agreement, dated as of June 1, 2001, among IKON Receivables, LLC, IKON Receivables-1, LLC, and the Company as Originator and Servicer, (the “June 1, 2001 Servicing Agreement”) filed as Exhibit 10.1 to IKON Receivables, LLC’s Current Report on Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.31	Amendment dated May 3, 2002 to the June 1, 2001 Servicing Agreement.

10.32
Assignment and Servicing Agreement, dated as of May 1, 2002, among IKON Receivables Funding, LLC, IKON Receivables-2, LLC, and the Company as Originator and Servicer, filed as Exhibit 10.1 to IKON Receivables Funding, LLC’s Current Report on Form 8-K dated May 30, 2002 is incorporated herein by reference.

10.33
Indemnification Agreement, dated as of October 7, 1999, among Lehman Brothers, Chase Securities Inc., Deutsche Bank Securities Inc., PNC Capital Markets, Inc., as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to the Company’s Form 8-K dated October 21, 1999 is incorporated herein by reference.

10.34
Indemnification Agreement, dated as of May 25, 1999, among Lehman Brothers, Chase Securities Inc., Deutsche Bank Securities Inc., PNC Capital Markets, Inc., as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to the Company’s Form 8-K dated May 25, 1999 is incorporated herein by reference.

10.35
Indemnification Agreement, dated June 2, 2000, among Chase Securities Inc., Banc of America Securities LLC, Deutsche Banc Alex. Brown, Lehman Brothers Inc., and PNC Capital Markets, Inc., as Underwriters and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to the Company’s Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.36
Indemnification Agreement, dated December 7, 2000, among Chase Securities, Inc., Banc of America Securities LLC, Deutsche Banc Alex. Brown, Lehman Brothers, Inc. and PNC Capital Markets, Inc., as Underwriters and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to IKON Receivables, LLC’s Current Report on Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.37
Indemnification Agreement, dated June 28, 2001, among Deutsche Banc Alex. Brown Inc., Banc of America Securities LLC, J. P. Morgan Securities Inc., Lehman Brothers Inc. and PNC Capital Markets, Inc., as Underwriters and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to IKON Receivables, LLC’s Current Report on Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.38
Indemnification Agreement, dated May 30, 2002, among Banc of America Securities LLC, Lehman Brothers Inc. and First Union Securities LLC, as Underwriters and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to IKON Receivables Funding, LLC’s Current Report on Form 8-K dated May 30, 2002 is incorporated herein by reference.

10.39
Insurance and Indemnity Agreement, dated as of May 25, 1999, among the Company, as Originator and Servicer, IKON Receivables, LLC, IKON Receivables-1, LLC, Harris Trust and Savings Bank and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to the Company’s Form 8-K dated May 25, 1999 is incorporated herein by reference.

10.40
Insurance and Indemnity Agreement, dated as of October 7, 1999, among the Company, as Originator and Servicer, IKON Receivables, LLC, IKON Receivables-1, LLC, Harris Trust and Savings Bank and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to the Company’s Form 8-K dated October 21, 1999 is incorporated herein by reference.

10.41
Insurance and Indemnity Agreement, dated June 2, 2000, among the Company, as Originator and Servicer, IKON Receivables, LLC, IKON Receivables-1, LLC, Bank One, N. A. and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.42
Insurance and Indemnity Agreement, dated December 7, 2000, among the Company, as Originator and Servicer, IKON Receivables, LLC, IKON Receivables-1, LLC, The Chase Manhattan Bank and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to IKON Receivables, LLC’s Current Report on Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.43
Insurance and Indemnity Agreement, dated June 28, 2001, among the Company, as Originator and Servicer, IKON Receivables, LLC, IKON Receivables-1, LLC, SunTrust Bank and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to IKON Receivables, LLC’s Current Report on Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.44
Insurance and Indemnity Agreement, dated May 30, 2002, among the Company, as Originator and Servicer, IKON Receivables Funding, LLC, IKON Receivables-2, LLC, BNY Midwest Trust Company and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to IKON Receivables Funding, LLC’s Current Report on Form 8-K dated May 30, 2002 is incorporated herein by reference.

10.45
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

10.46
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

10.47
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

10.48
Schedule to ISDA Master Agreement, between Deutsche Bank AG, New York Branch and the Issuer and Confirmations to the ISDA Master Agreement for Class A-3 and A-4 Notes, between Deutsche Bank AG, New York Branch and the Issuer, each dated as of June 28, 2001, filed as Exhibit 10.4 to IKON Receivables, LLC’s Current Report on Form 8-K dated November 29, 2000 is incorporated herein by reference.

12	Ratio of Earnings to Fixed Charges

23	Consent of PricewaterhouseCoopers LLP

99.1	Certification Pursuant to 18 U.S.C. Section 1850, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On July 31, 2002, the Company filed a Current Report on Form 8-K to file, under Item 5 of the Form, information contained in its parent’s press release dated July 24, 2002 regarding the results of its parent for the third quarter of fiscal 2002.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
of IKON Office Solutions, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and changes in member’s equity, present fairly, in all material respects, the financial position of IOS Capital, LLC and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 11 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, in Fiscal 2001.

/s/    PricewaterhouseCoopers LLP
Philadelphia, PA
December 2, 2002

IOS CAPITAL, LLC

CONSOLIDATED BALANCE SHEETS

	September 30,
	2002	2001
Assets
Investments in leases:
Direct financing leases, net of lease default reserve of: 2002—$49,821; 2001—$59,158	$3,364,776	$3,284,106
Less: unearned income	(572,865)	(545,451)

	2,791,911	2,738,655
Funded leases, net of unearned income of: 2002—$44,856; 2001—$43,574	244,574	240,965

	3,036,485	2,979,620
Cash	10,994	16,056
Restricted cash	115,594	126,861
Accounts receivable	65,107	91,775
Prepaid expenses and other assets	18,236	10,548
Leased equipment—operating rentals at cost, less accumulated depreciation of: 2002—$42,196; 2001—$40,552	72,271	44,793
Property and equipment at cost, less accumulated depreciation of: 2002—$9,406; 2001—$10,332	1,329	8,145

Total assets	$3,320,016	$3,277,798

Liabilities and Member’s Equity
Liabilities:
Accounts payable and accrued expenses	$65,567	$78,011
Accrued interest	17,045	13,873
Due to IKON Office Solutions, Inc. (“IKON”)	1,566	182,533
Medium term notes		82,000
Convertible subordinated notes	300,000
Notes payable	277,170	271,292
Lease-backed notes	1,690,828	1,797,389
Asset securitization conduit financing	312,500	193,500
Deferred income taxes	224,657	162,609

Total liabilities	2,889,333	2,781,207

Commitments and contingencies

Member’s equity:
Contributed capital	179,796	179,796
Retained earnings	275,057	347,169
Accumulated other comprehensive loss	(24,170)	(30,374)

Total member’s equity	430,683	496,591

Total liabilities and member’s equity	$3,320,016	$3,277,798

See notes to consolidated financial statements.

IOS CAPITAL, LLC

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended September 30,
	2002	2001	2000
Revenues:
Lease finance income	$347,531	$321,866	$280,610
Rental income	33,628	31,573	36,187
Interest on IKON income tax deferrals			16,773
Other income	19,789	23,974	24,854

	400,948	377,413	358,424

Expenses:
Interest	151,220	166,926	149,014
Lease default, net of recoveries	14,445	15,755	20,333
Depreciation	28,471	26,414	30,233
General and administrative	33,141	31,152	31,058

	227,277	240,247	230,638

Gain on sale of lease receivables			76

Income before income taxes	173,671	137,166	127,862
Provision for income taxes	71,282	52,428	48,446

Net income	$102,389	$84,738	$79,416

See notes to consolidated financial statements.

IOS CAPITAL, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
	2002	2001	2000
Cash flows from operating activities
Net income	$102,389	$84,738	$79,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,521	35,498	31,830
Provision for deferred taxes	78,364	43,232	39,107
Provision for lease default	21,835	21,413	20,333
Gain on sale of lease receivables			(76)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	26,668	9,914	(24,884)
(Increase) decrease in prepaid expenses and other assets	(14,555)	(6,540)	12,059
Decrease in accounts payable and accrued expenses	(2,105)	(27,939)	(10,621)
Increase (decrease) in accrued interest	3,172	(1,648)	(7,960)

Net cash provided by operating activities	252,289	158,668	139,204

Cash flows from investing activities
Purchases of equipment	(60,759)	(36,010)	(20,044)
Proceeds from terminations of leased equipment	11,626	7,499	6,201
Investments in leases:
Additions	(1,707,074)	(1,921,775)	(1,947,885)
Cancellations	310,860	313,218	298,518
Collections	1,316,332	1,412,950	1,418,013
Lease default reserve transfer from IKON, net of deferred tax			44,955
Proceeds from sale			923
Repurchase of leases sold			(275,000)

Net cash used in investing activities	(129,015)	(224,118)	(474,319)

Cash flows from financing activities
Proceeds from asset securitization conduit financing	712,411	648,500	832,795
Payments on asset securitization conduit financing	(593,411)	(1,037,795)	(250,000)
Proceeds from issuance of notes		250,000
Payments on medium term notes	(82,000)	(486,500)	(674,350)
Net proceeds from issuance of notes payable	5,878	21,292
Proceeds from issuance of lease-backed notes	720,289	1,226,761	1,194,849
Payments on lease-backed notes	(826,850)	(699,883)	(553,412)
Proceeds from issuance of convertible subordinated notes	300,000
(Decrease) increase in intercompany debt, net of proceeds and payments	(201,419)	159,699	(89,815)
Decrease (increase) in restricted cash	11,267	(34,947)	(62,289)
Capital contributions from IKON		30,381
Dividends to IKON	(174,501)		(60,000)

Net cash (used in) provided by financing activities	(128,336)	77,508	337,778

(Decrease) increase in cash	(5,062)	12,058	2,663
Cash at beginning of year	16,056	3,998	1,335

Cash at end of year	$10,994	$16,056	$3,998

See notes to consolidated financial statements.

IOS CAPITAL, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY

	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Member’s Equity	Total Comprehensive Income
Balance at September 30, 1999	$149,415	$243,015		$392,430
Net income		79,416		79,416	$79,416
Dividends to IKON		(60,000)		(60,000)

Total comprehensive income					79,416

Balance at September 30, 2000	149,415	262,431		411,846
Net income		84,738		84,738	84,738
Capital contributions from IKON	30,381			30,381
Cumulative effect of change in accounting principle for derivative and hedging activities (SFAS 133), net of tax expense of $2,314			$(3,471)	(3,471)	(3,471)
Loss on derivative financial instruments, net of tax benefit of $17,934			(26,903)	(26,903)	(26,903)

Total comprehensive income					54,364

Balance at September 30, 2001	179,796	347,169	(30,374)	496,591
Net income		102,389		102,389	102,389
Dividends to IKON		(174,501)		(174,501)
Gain on derivative financial instruments, net of tax expense of ($4,135)			6,204	6,204	6,204

Total comprehensive income					$108,593

Balance at September 30, 2002	$179,796	$275,057	$(24,170)	$430,683

See notes to consolidated financial statements.

IOS CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business

IOS Capital, LLC (“IOSC” or the “Company”), was formed in 1987 to provide lease financing to customers of IKON Office Solutions, Inc. (“IKON”). The Company’s offices are located at 1738 Bass Road, Macon, Georgia, 31210 (telephone number 478-471-2300). The Company is a wholly-owned subsidiary of IKON.

IKON is a public company headquartered in Malvern, Pennsylvania and a leading provider of products and services that help businesses manage document workflow and increase efficiency. IKON provides customers with total business solutions for every office, production and outsourcing need, including copiers and printers, color solutions, distributed printing, facilities management, imaging and legal document solutions, as well as network design and consulting and e-business development. IKON has locations worldwide including in the United States, Canada, Mexico, the United Kingdom, France, Germany, Ireland and Denmark. IKON’s fiscal 2002 revenues were approximately $4.8 billion.

The Company is engaged in the business of arranging lease financing primarily for office equipment marketed by IKON’s U.S. marketplaces. The ability to offer lease financing on equipment through IOSC is considered a competitive marketing advantage which more closely ties IKON to its customer base. During fiscal 2002, 79% of equipment sold by IKON was financed through the Company. The Company and IKON will seek to increase this percentage in the future, as leasing enhances the overall profit margin on equipment and is considered an important customer retention strategy.

The equipment financed by the Company consists of copiers, facsimile machines, and related accessories and peripheral equipment, the majority of which are produced by major office equipment manufacturers including Canon, Ricoh, Hewlett-Packard and Océ. Currently 85% of the equipment financed by the Company represents digital copiers (including color copiers), 11% analog copiers, 2% facsimile machines and 2% other equipment.

The Company’s customer base (which consists of end users of the equipment sold by IKON) is widely dispersed, with the ten largest customers representing less than 3% of the Company’s total lease portfolio. The typical new lease financed by the Company averages $20 in amount and 51 months in duration. Although 95% of the leases are scheduled for regular monthly payments, customers are also offered quarterly, semi-annual and annual payment terms. In connection with its leasing activities, the Company performs billing, collection, property and sales tax filings, and provides quotes on equipment upgrades and lease-end notification. The Company also provides certain financial reporting services to the IKON marketplaces, such as a monthly report of marketplace leasing activity and related statistics.

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

Revenue Recognition

Finance income and rental income are recognized over the related lease term. Revenue for other income is recognized in the period earned.

Property and Equipment

Property and equipment, including leased equipment, is carried on the basis of cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows: equipment on operating leases—3-5 years; furniture and office equipment—3-7 years; leasehold improvements—shorter of the asset life or term of lease.

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

Financial Instruments

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

IOSC adopted Statement of Financial Accounting Standards (“SFAS”) 133, as amended by SFAS 138, “Accounting for Derivative Instruments and Hedging Activities,” on October 1, 2000. SFAS 133 requires that all derivatives be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or Other Comprehensive Income (Loss) (“OCI”) depending on the type of hedging instrument and the effectiveness of those hedges. In accordance with the transition provisions of SFAS 133, IOSC recorded a cumulative loss adjustment to OCI of $3,471, after taxes, to recognize the fair value of its derivatives as of the date of adoption.

All of the derivatives used by IOSC as hedges are highly effective as defined by SFAS 133 because all of the critical terms of the derivatives match those of the hedged item. All of the derivatives used by IOSC have been designated as cash flow hedges at the time of adoption of SFAS 133 or at the time they were executed, if later than October 1, 2000. All derivatives are adjusted to their fair market values at the end of each quarter with unrealized net gains and losses for cash flow hedges recorded in OCI.

As of September 30, 2002, all of lOSC’s derivatives designated as hedges are interest rate swaps which qualify for evaluation using the “short cut” method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. IOSC uses interest rate swaps to fix the interest rates on our variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the year ended September 30, 2002, unrealized net gains totaling $6,204, after taxes, were recorded in OCI.

Restricted Cash

Restricted cash on the consolidated balance sheets represents the cash that has been collected on the leases that are pledged as collateral for lease-backed notes. This cash must be segregated within two business days into a trust account and the cash is used to pay the principal and interest on lease-backed notes as well as any associated administrative expenses. The level of restricted cash is impacted from one period to the next by the volume of leases and timing of collections on such leases.

IKON Stock

Pursuant to the terms of the convertible debt issued on May 13, 2002, the Company may be required to issue IKON common stock to satisfy all or a portion of its obligation if the debt holders exercise their conversion option. While at this time the Company does not hold any IKON stock, the Company’s policy is to account for such stock as treasury stock, which would be presented as a contra equity account reducing the Company’s contributed capital.

3.    Agreements between IOS Capital and IKON

Cash Management Program

The Company participates in IKON’s domestic cash management program. Under this program, the Company has an account with IKON through which cash in excess of current operating requirements is temporarily placed on deposit. Similarly, amounts are periodically borrowed from IKON, with interest paid or charged at market rates. The Company was in a net average borrowing position with IKON during fiscal 2002 and 2001 and paid interest expense of $3,009 and $7,788, respectively and was in a net average deposit position with IKON during fiscal 2000 and earned interest income of $2,281 (netted against interest expense).

Management Fee

Included in general and administrative expenses are corporate expenses charged by IKON of $2,535, $2,210 and $1,500 in fiscal 2002, 2001 and 2000, respectively. These corporate charges represent management’s estimate of costs incurred by IKON on behalf of IOSC for legal, treasury, tax and marketing support.

Interest on Income Tax Deferrals

The Company charged IKON interest on IKON’s income tax deferrals associated with the Company’s leasing transactions. Such charges were calculated at 6.7% in fiscal 2000 totaling $16,773. Effective October 1, 2000, the Company and IKON agreed to terminate this program.

Lease Defaults

Effective October 1, 1999, the Company began a shared recourse arrangement with the IKON marketplaces. This arrangement provided for net losses resulting from lease defaults to be shared equally. The lease default reserve is maintained at the Company and the provisions for lease default are shared between the Company and the IKON marketplaces. On October 1, 1999, lease default reserves of $74,305 and the related deferred tax liability of $29,350 were transferred to the Company from the IKON marketplaces.

The following table provides a rollforward of changes in the lease default reserve from October 1, 1999 to September 30, 2002:

	IOSC	IKON Marketplaces	Total
Balance at October 1, 1999	$74,305		$74,305
Provision	20,333	$37,780	58,113
Write-offs	(70,152)		(70,152)

Balance at September 30, 2000			62,266
Provision	21,413	39,767	61,180
Write-offs	(64,288)		(64,288)

Balance at September 30, 2001			59,158
Provision	21,835	41,554	63,389
Write-offs	(72,726)		(72,726)

Balance at September 30, 2002			$49,821

Effective October 1, 2002, the shared recourse arrangement with the IKON marketplaces has been terminated, and the Company will record the entire provision for lease defaults.

The 1996 Support Agreement

The 1996 Support Agreement between the Company and IKON provides that IKON will make a cash payment to the Company (or an investment in the form of equity or subordinated notes) as needed to comply with two requirements: i) that the Company will maintain a pre-tax interest coverage ratio (income before interest expense and taxes divided by interest expense), so that the Company’s pre-tax income plus interest expense will not be less than 1.25 times fixed charges, and ii) that the Company will maintain a minimum tangible net worth of one-dollar. The agreement also provides that IKON will maintain 100% direct or indirect ownership of the Company and limits the leverage of debt to equity to a maximum of 6 to 1.

Pursuant to the indentures and other documentation governing debt incurred after June 1, 1994, the Company is not permitted to amend or terminate the 1996 Support Agreement unless: (a) all of the outstanding debt of the Company is repaid, or (b) approval of two-thirds of the debt holders (not including IKON or its affiliates) for all amounts outstanding and covered by the 1996 Support Agreement (generally, all debt entered into after June 1, 1994) is obtained.

4.    Unsecured Credit Facility

On May 24, 2002, IKON obtained a new $300,000 unsecured credit facility (the “New Credit Facility”) with a group of lenders. The New Credit Facility replaces IKON’s $600,000 credit facility that was to expire in January 2003. Revolving loans are available to the Company. The New Credit Facility contractually matures on May 24, 2005. As of September 30, 2002, the Company had no borrowings outstanding under the New Credit Facility. The New Credit Facility also provides support for letters of credit for IKON and its subsidiaries. As of September 30, 2002, letters of credit supported by the New Credit Facility amounted to $21,448. The amount available under the New Credit Facility is determined by the level of certain of IKON’s unsecured assets and the open letters of credit for IKON and its subsidiaries. The remaining amount available to the Company under the New Credit Facility for borrowings or letters of credit is $234,705, as of September 30, 2002.

The New Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental changes, investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends, intercompany loans and certain restricted payments. The New Credit Facility does not affect our ability to continue to securitize lease receivables. In addition, unless IKON achieves certain ratings on its long and short term senior, unsecured debt (as defined) or has not redeemed or defeased the Company’s 9.75% Notes due June 15, 2004 ($250,000 outstanding at September 30, 2002), all loans under the New Credit Facility will mature on December 15, 2003. Cash dividends may be paid on IKON’s common stock subject to certain limitations. The New Credit Facility also contains certain financial covenants including (i) corporate leverage ratio; (ii) consolidated interest expense ratio; (iii) consolidated asset test ratios; and (iv) limitations on capital expenditures. The New Credit Facility contains default provisions customary for facilities of this type. Failure to be in compliance with any material provision of the New Credit Facility could have a material adverse effect on our liquidity, financial position and results of operations.

5.    Investments in Leases

The Company’s lease portfolio contains direct financing leases and funded leases. Direct financing leases include noncancelable lease agreements which are serviced by the Company. The Company’s funded leases include certain internal lease portfolios and noncancelable rental contracts for IKON marketplaces, which have been financed by the Company. Under the terms of these funded leases, the IKON marketplace maintains the contractual relationship with the third-party customer. The IKON marketplaces have assigned to the Company, with full recourse, their rights under the underlying contracts including the right to receive lease and rental payments and a security interest in the related equipment.

At September 30, 2002, aggregate future minimum payments to be received, including residual values, for each of the succeeding fiscal years, under direct financing and funded leases are as follows:

	Net Leases	Residual	Investment in Leases
2003	$1,191,136	$157,658	$1,348,794
2004	946,007	125,213	1,071,220
2005	643,318	85,149	728,467
2006	356,121	47,136	403,257
2007	133,378	17,654	151,032
2008	1,018	135	1,153
2009	93	11	104

	$3,271,071	$432,956	$3,704,027
Less unearned income	(544,892)	(72,829)	(617,721)

	2,726,179	360,127	3,086,306
Less lease default reserve	(43,947)	(5,874)	(49,821)

	$2,682,232	$354,253	$3,036,485

6.    Medium Term Notes, Convertible Subordinated Notes, Asset Securitization Conduit Financing and Other Notes

The Company may offer notes from time to time under its medium term note program. These notes are offered at varying maturities of nine months or more from their dates of issue and may be subject to redemption at the option of the Company, in whole or in part, prior to the maturity date in conjunction with meeting specified provisions. Interest rates are determined based on market conditions at the time of issuance. During fiscal 2002, the Company repaid $82,000 of 6.30% medium term notes. As of September 30, 2002, the Company had no medium term notes outstanding.

On May 13, 2002, the Company issued $300,000 of convertible subordinated notes (the “Convertible Notes”) with an interest rate of 5.0%, which are due on May 1, 2007. The Convertible Notes can be converted into shares of IKON common stock at any time before maturity at a conversion price of $15.03 per share. Interest is paid on the Convertible Notes semi-annually beginning November 1, 2002. The Company used the net proceeds to repay loans due to IKON and for general corporate purposes.

In fiscal 2002, the Company signed promissory notes and pledged $16,755 of lease receivables for $14,259 of proceeds. During fiscal 2002, the Company repaid $8,381 of the promissory notes. In fiscal 2001, the Company signed promissory notes and pledged $26,784 of lease receivables for $22,471 of proceeds. During fiscal 2001, the Company repaid $1,179 of the promissory notes. These notes have various interest rates ranging from 6.24% to 8.614% with maturities through July 2007.

IOSC has three revolving asset securitization agreements with 364 day terms that expire in fiscal 2003 with certain renewal provisions. The agreements are structured so that as collections reduce previously pledged or transferred interests in the leases, additional leases can be pledged or transferred up to $705,000. All of the agreements require that IOSC continue to service the lease portfolio.

During fiscal 2002 and 2001, IOSC entered into revolving asset securitization transactions whereby it pledged or transferred $716,533 and $703,522, respectively, of finance receivables for $712,411 and $648,500, respectively, in cash. During fiscal 2002, IOSC repaid $593,411 under its revolving asset securitization conduit financing agreements. Repayments were made with proceeds received from the issuance of the Series 2002-1 Notes described below. In fiscal 2001, IOSC repaid $1,037,795 under its revolving asset securitization conduit financing agreements. Repayments were made with proceeds from the issuance of the Series 2000-2 and 2001-1 Notes described below.

On June 15, 2001, the Company issued $250,000 of notes with an interest rate of 9.75% (10% yield including the original issue discount) which are due on June 15, 2004. Interest is paid on the notes semi-annually beginning December 15, 2001. With the net proceeds from the issuance, the Company repaid $150,000 of 6.73% medium term notes due June 15, 2001 and used the remainder of the proceeds for general corporate purposes.

The Company must comply with certain restrictive covenants under the terms of its loan agreements. The Company agrees to maintain earnings before fixed charges of not less than 1.25 times fixed charges, a debt to equity ratio of not more than 6 to 1 and a minimum tangible net worth of one-dollar.

Interest paid amounted to $148,048, $168,574 and $156,974 for the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

At September 30, 2002 and 2001, the fair value of debt outstanding is estimated to be $2,553,006 and $2,200,331, respectively, using a discounted cash flow analysis.

Future maturities of all debt outstanding at September 30, 2002 are as follows:

Fiscal
2003	$1,199,132
2004	789,401
2005	221,164
2006	70,369
2007	300,432

$2,580,498

7.    Lease-Backed Notes

IKON Receivables, LLC (a wholly-owned subsidiary of the Company) has issued Series 1999-1, 1999-2, 2000-1, 2000-2 and 2001-1 Lease-Backed Notes (collectively, together with the Lease-Backed Notes issued by IKON Receivables Funding, LLC, the “Notes”) as described below:

Series	Notes	Issuance Date	Principal Issuance Amount	Principal Amount Outstanding at September 30, 2002	Interest Rate	Stated Maturity Date
1999-1	Class A-l	05/25/99	$304,474		5.11%	June 2000
	Class A-2	05/25/99	61,579		5.60%	May 2005
	Class A-3	05/25/99	304,127	$23,046	5.99%	May 2005
	Class A-4	05/25/99	81,462	81,462	6.23%	May 2005

		Sub-Total	751,642	104,508

1999-2	Class A-l	10/07/99	235,326		6.14125%	October 2000
	Class A-2	10/07/99	51,100		6.31%	May 2001
	Class A-3a	10/07/99	100,000	19,319	6.59%	August 2003
	Class A-3b	10/07/99	240,891	46,538	LIBOR + 0.36%	August 2003
	Class A-4	10/07/99	72,278	72,278	6.88%	November 2005

		Sub-Total	699,595	138,135

2000-1	Class A-l	06/02/00	130,000		6.99625%	June 2001
	Class A-2	06/02/00	54,000		7.51%	March 2002
	Class A-3	06/02/00	230,000	86,634	LIBOR + 0.19%	March 2004
	Class A-4	06/02/00	84,510	84,510	LIBOR + 0.23%	September 2006

		Sub-Total	498,510	171,144

2000-2	Class A-l	12/07/00	193,532		6.66125%	December 2001
	Class A-2	12/07/00	70,193		6.60%	September 2002
	Class A-3	12/07/00	290,800	192,557	LIBOR + 0.23%	October 2004
	Class A-4	12/07/00	79,906	79,906	LIBOR + 0.27%	July 2007

		Sub-Total	634,431	272,463

2001-1	Class A-l	06/28/01	168,000		3.73375%	July 2002
	Class A-2	06/28/01	41,000		4.16%	March 2004
	Class A-3	06/28/01	260,000	241,592	LIBOR + 0.23%	January 2006
	Class A-4	06/28/01	126,200	126,200	LIBOR + 0.26%	October 2008

		Sub-Total	595,200	367,792

		Total	$3,179,378	$1,054,042

IKON Receivables Funding, LLC (a wholly-owned subsidiary of the Company) has issued Series 2002-1 Lease-Backed Notes as described below:

Series	Notes	Issuance Date	Principal Issuance Amount	Principal Amount Outstanding at September 30, 2002	Interest Rate	Stated Maturity Date
2002-1	Class A-1	05/30/02	$171,000	$106,424	2.044%	June 2003
	Class A-2	05/30/02	46,000	46,000	2.91%	February 2005
	Class A-3	05/30/02	266,400	266,400	3.90%	October 2006
	Class A-4	05/30/02	151,400	151,400	4.68%	November 2009

		Total	$634,800	$570,224

The Notes were issued pursuant to certain indentures (“Indentures”) between IKON Receivables, LLC or IKON Receivables Funding, LLC, IOSC and certain Indenture trustees. The Notes are collateralized by a pool of office equipment leases or contracts and related assets (the “Leases”) acquired or originated by IOSC (together with the equipment financing portion of each periodic lease or rental payment due under the Leases on or after the related indenture date) and all related casualty payments, retainable deposits, and termination payments. Payments on the Notes are made from payments on the Leases. The Notes have certain credit enhancement features available to noteholders, including reserve accounts, overcollateralization accounts and noncancelable insurance policies from Ambac Assurance Corporation with respect to the Notes. On each payment date, funds available from the collection of lease receivables will be paid to the noteholders in the order of their priority class.

The Notes bear interest from the related issuance date at the stated rates specified above. The variable rate 1999-2 Class A-3b, 2000-1 Class A-3, 2000-1 Class A-4, 2000-2 Class A-3, 2000-2 Class A-4, 2001-1 Class A-3 and 2001-1 Class A-4 Notes have been fixed at 6.63%, 7.802%, 7.82%, 6.475%, 6.475%, 4.825% and 5.435%, respectively, through interest rate swaps.

IOSC services the Leases and may delegate its servicing responsibilities to one or more sub-servicers, but such delegation does not relieve IOSC of its liabilities with respect thereto. IOSC retains possession of the Leases and related files.

On December 28, 2001, IOSC and IKON issued $87,011 and repurchased $12,460 of lease-backed notes (the “Other Notes”) for a net issuance of $74,551. The repurchased amount was sold on May 24, 2002 for $10,806. The Other Notes have a stated maturity of September 15, 2008 and pay an average yield of 5.06%. The Other Notes are collateralized by a pool of office equipment leases or contracts and related assets (the “Other Leases”) acquired or originated by the Company (together with the equipment financing portion of each periodic lease or rental payment due under the Other Leases on or after the related transfer date) and all related casualty payments, retainable deposits and termination payments. Payments on the Other Notes are made from payments on the Other Leases. The Other Notes have certain credit enhancement features available to noteholders, including a reserve account and an overcollateralization account.

Future maturities of the Notes and Other Notes, based on contractual maturities of the Leases and the Other Leases, for each of the succeeding fiscal years are as follows:

	1999-1 Series Notes	1999-2 Series Notes	2000-1 Series Notes	2000-2 Series Notes	2001-1 Series Notes	2002-1 Series Notes	Other Notes	Total
2003	$104,508	$138,135	$99,682	$145,201	$168,106	$191,375	$29,716	$876,723
2004			71,462	127,262	129,148	178,300	24,822	530,994
2005					70,538	132,840	12,024	215,402
2006						67,709		67,709

	$104,508	$138,135	$171,144	$272,463	$367,792	$570,224	$66,562	$1,690,828

8.    Lease Commitments

Total rent expense under all operating leases aggregated $3,504, $1,988 and $1,580 in fiscal 2002, 2001 and 2000, respectively. At September 30, 2002, future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year for each of the succeeding fiscal years are as follows: 2003—$3,796; 2004—$1,788; 2005—$1,001; 2006—$1,001; 2007—$1,001; and thereafter—$9,507.

9.    Income Taxes

During fiscal 2002 the Company converted into a limited liability company and will be treated as a disregarded entity for tax purposes. The Company and IKON will be treated as a single entity for tax purposes. Taxable income of the Company is included in the consolidated federal income tax return of IKON and all estimated tax payments and refunds, if any, are made through IKON. The federal provision for income taxes was determined as if the Company was a separate taxpayer.

Provision for income taxes:

	Fiscal Year Ended September 30,
	2002		2001		2000
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$(7,195)	$67,806	$7,480	$39,855	$8,773	$35,836
State	113	10,558	1,716	3,377	567	3,270

Total	$(7,082)	$78,364	$9,196	$43,232	$9,340	$39,106

The components of deferred income tax assets and liabilities were as follows:

	September 30,
	2002	2001
Deferred tax assets:
Accrued liabilities	$26,981	$24,902
Derivatives and hedging activities under SFAS 133	16,113	20,248
Net operating loss and alternative minimum tax credit carryforwards	181,662	67,460
Other, net		66

Total deferred tax assets	224,756	112,676
Valuation allowance	663	750

Net deferred tax assets	224,093	111,926

Deferred tax liabilities:
Accrued liabilities		(2,910)
Depreciation	(3,541)	(879)
Lease income recognition	(445,209)	(270,746)

Total deferred tax liabilities	(448,750)	(274,535)

Net deferred tax liabilities	$(224,657)	$(162,609)

Net operating loss carryforwards consist primarily of federal carryforwards of approximately $287,577, which will expire in fiscal 2022. Credit carryforwards consist primarily of federal and state alternative minimum tax credits of approximately $80,346 (with no expiration date). A valuation allowance has been established against certain state alternative minimum tax credit carryforwards. The reduction in the valuation allowance is due to the elimination of the need for a valuation allowance on certain state net operating loss carryforwards.

The components of the effective income tax rate were as follows:

	Fiscal Year Ended September 30,
	2002	2001	2000
Taxes at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	6.1	3.3	2.8
Other	(0.1)	(0.1)	0.1

Effective income tax rate	41.0%	38.2%	37.9%

The increase in state taxes was due to the deferred provision for those states that allow the federal bonus depreciation under the Federal Job Creation and Workers Assistance Act of 2002. The Company made net income tax payments, including amounts paid to IKON, of $194, $8,775, and $20,006 in fiscal years 2002, 2001 and 2000, respectively.

10.    Pension and Stock Purchase Plan

The Company participates in IKON’s defined benefit pension plan covering the majority of its employees. The benefits generally are based on years of service and compensation. The Company’s policy is to fund pension costs as accrued. Pension expense was $209, $189 and $276 in fiscal 2002, 2001 and 2000, respectively.

The majority of the Company’s employees were eligible to participate in IKON’s Retirement Savings Plan (“RSP”). The RSP allows employees to invest 1% to 16% of regular compensation before taxes in nine different investment funds. The Company contributes an amount equal to two-thirds of the employees’ investments, up to 6% of regular compensation, for a maximum Company match of 4%. Substantially, all Company contributions are invested in IKON’s common stock. Employees vest in a percentage of the Company’s contribution after two years of service, with full vesting at the completion of five years of service. The Company’s cost of the plan amounted to $302, $304 and $214 in fiscal 2002, 2001 and 2000, respectively. Effective November 1, 2002, RSP participants with greater than two years of employment may elect to allocate the Company’s matching contribution in investment options other than IKON common stock. Effective January 1, 2003, the Company will reduce its matching contribution to an amount equal to 50% of the employees’ investments, up to 6% of regular compensation, for a maximum Company match of 3%.

11.    Financial Instruments

The Company incurs debt to fund the origination of leases. The interest rates charged on the debt are determined based on current market conditions and include variable measures of interest rates such as LIBOR. The Company monitors interest rates on debt in order to mitigate exposure to unfavorable variations as compared to the interest rate earned on the pledged finance lease receivables. The objective in managing this risk is to achieve fixed-rate financing at the same time the Company establishes the rate to be received by the Company on the leases. As a result, from time to time interest rate swaps are utilized to effectively fix the rate on variable rate debt, as opposed to a direct issuance of fixed rate debt. The risk associated with the use of interest rate swaps is the possible inability of the counterparties to meet the terms of their contracts. The Company does not enter into interest rate swap agreements for trading purposes.

The following tables present, as of September 30, 2002 and 2001, information regarding the interest rate swap agreements to which we are a party: (i) the notional amount, (ii) the fixed interest rate payable by the Company, (iii) the variable interest rate payable to the Company by the counterparty under the agreement, (iv) the fair value of the instrument, and (v) the maturity date of the agreement.

September 30, 2002
Notional Amount	Fixed Interest Rate	Variable Interest Rate	Fair Value	Maturity Date
$272,463	6.475%	LIBOR	$(13,671)	July 2007
$241,592	4.825%	LIBOR + 0.23%	$(6,002)	January 2006
$86,634	7.802%	LIBOR + 0.19%	$(2,536)	March 2004
$46,538	6.270%	LIBOR	$(314)	August 2003
$126,200	5.435%	LIBOR + 0.26%	$(8,383)	October 2008
$84,510	7.820%	LIBOR + 0.23%	$(7,281)	September 2006
$66,562	4.180%	LIBOR	$(2,096)	November 2007

September 30, 2001
Notional Amount	Fixed Interest Rate	Variable Interest Rate	Fair Value	Maturity Date
$370,706	6.475%	LIBOR	$(19,060)	July 2007
$260,000	4.825%	LIBOR + 0.23%	$(6,004)	January 2006
$219,939	7.802%	LIBOR + 0.19%	$(9,357)	March 2004
$145,407	6.270%	LIBOR	$(3,382)	August 2003
$126,200	5.435%	LIBOR + 0.26%	$(4,715)	October 2008
$84,510	7.820%	LIBOR + 0.23%	$(8,104)	September 2006

12.    Sale-leaseback Transaction

During fiscal 2002, the Company entered into a sale-leaseback transaction involving its facilities in Macon, Georgia resulting in a gain of approximately $2,136 that will be amortized over the remaining lease term which expires March, 2017.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report on Form 10-K for the fiscal year ended September 30, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized.

IOS CAPITAL, LLC

Date: December 30, 2002	By:	/s/ HARRY G. KOZEE
Harry G. Kozee Vice President—Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below on December 30, 2002 by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title

/s/ RUSSELL S. SLACK Russell S. Slack	President (Principal Executive Officer)

/s/ HARRY G. KOZEE Harry G. Kozee	Vice President—Finance (Principal Financial Officer and Principal Accounting Officer)

/s/ WILLIAM S. URKIEL William S. Urkiel	Director

CERTIFICATIONS

I, Russell S. Slack, President and Principal Executive Officer of IOS Capital, LLC, certify that:

1.	I have reviewed this annual report on Form 10-K of IOS Capital, LLC;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 30, 2002

/s/ RUSSELL S. SLACK
Russell S. Slack President and Principal Executive Officer

I, Harry G. Kozee, Vice President—Finance, Principal Financial Officer, and Principal Accounting Officer of IOS Capital, LLC, certify that:

1.	I have reviewed this annual report on Form 10-K of IOS Capital, LLC;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 30, 2002

/s/ HARRY G. KOZEE
Harry G. Kozee Vice President—Finance, Principal Financial Officer, and Principal Accounting Officer