Form 10-Q
period 2002-12-31
IOS CAPITAL LLC
filed 2003-02-14
CIK 922255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 0-20405

IOS CAPITAL, LLC

(Exact name of registrant as specified in its charter)

DELAWARE	23-2493042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1738 Bass Road, Macon, Georgia	31210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (478) 471-2300

Former name, former address and former fiscal year, if changed since last report: None

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

Registered debt outstanding as of February 13, 2003 was $1,954,255,410.

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing with the reduced disclosure format contemplated thereby.

IOS Capital, LLC

INDEX*

PART I. FINANCIAL INFORMATION

Item	1. Condensed Consolidated Financial Statements

Consolidated Balance Sheets – December 31, 2002 (unaudited) and September 30, 2002

Consolidated Statements of Income—Three months ended December 31, 2002 and 2001 (unaudited)

Consolidated Statements of Cash Flows – Three months ended December 31, 2002 and 2001 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

SIGNATURES

*All amounts contained in this quarterly report on Form 10-Q are in thousands unless otherwise noted.

FORWARD-LOOKING INFORMATION

This Report includes or incorporates by reference, information which may constitute forward-looking statements within the meaning of the federal securities laws. Although IOS Capital, LLC (the “Company”) believes the expectations contained in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove correct. Such forward-looking information is based upon management’s current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the future financial condition and results of the Company and IKON Office Solutions, Inc. (“IKON”). These risks and uncertainties, which apply to both the Company and IKON, include, but are not limited to, risks and uncertainties relating to: factors which may affect the Company’s ability to collect amounts due from lessees in order to make payments due in connection with the Company’s lease-backed notes (such as lessee defaults or factors impeding recovery efforts); growth opportunities and increasing market share; productivity and infrastructure initiatives; earnings, revenue, cash flow, margin, and cost-savings projections; the effect of competitive pressures on equipment sales; expected savings and lower costs from the productivity and infrastructure initiatives; developing and expanding strategic alliances and partnerships; the impact of e-commerce and e-procurement initiatives; the implementation of e-IKON; anticipated growth rates in the digital and color equipment and outsourcing industries; the effect of foreign currency exchange risk; the reorganization of the Company’s business segments and the anticipated benefits of operational synergies related thereto; and the Company’s ability to finance its current operations and its growth initiatives. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

IOS Capital, LLC

Consolidated Balance Sheets

	December 31, 2002 (unaudited)	September 30, 2002
Assets
Investments in leases:
Direct financing leases, net of lease default reserve of:
December 31, 2002—$48,283; September 30, 2002—$49,821	$3,401,229	$3,364,776
Less: Unearned income	(638,745)	(572,865)

	2,762,484	2,791,911
Funded leases, net	291,580	244,574

	3,054,064	3,036,485

Cash	3,949	10,994
Restricted cash	125,837	115,594
Accounts receivable	76,690	65,107
Prepaid expenses and other assets	18,436	18,236
Leased equipment—operating rentals at cost, less accumulated depreciation of:
December 31, 2002—$41,381; September 30, 2002—$42,196	74,891	72,271
Property and equipment at cost, less accumulated depreciation of:
December 31, 2002—$9,532; September 30, 2002—$9,406	1,202	1,329

Total Assets	$3,355,069	$3,320,016

Liabilities and Member’s Equity
Liabilities:
Accounts payable and accrued expenses	$63,400	$65,567
Accrued interest	7,375	17,045
Due to IKON Office Solutions, Inc. (“IKON”)	31,341	1,566
Convertible subordinated notes	300,000	300,000
Notes payable	267,345	277,170
Lease-backed notes	1,479,516	1,690,828
Asset securitization conduit financing	509,232	312,500
Deferred income taxes	240,308	224,657

Total Liabilities	2,898,517	2,889,333

Commitments and contingencies

Member’s equity:
Contributed capital	179,796	179,796
Retained earnings	297,551	275,057
Accumulated other comprehensive loss	(20,795)	(24,170)

Total Member’s Equity	456,552	430,683

Total Liabilities and Member’s Equity	$3,355,069	$3,320,016

See notes to condensed consolidated financial statements.

IOS Capital, LLC

Consolidated Statements of Income

(unaudited)

	Three Months Ended December 31,
	2002	2001
Revenues
Lease finance income	$87,336	$85,683
Rental income	9,592	7,659
Other income	4,446	5,407

	101,374	98,749

Expenses
Interest	35,799	39,336
Lease default, net of recoveries	10,482	4,008
Depreciation	7,951	6,408
General and administrative	9,620	8,260

	63,852	58,012

Income before taxes on income	37,522	40,737

Taxes on income	15,028	16,295

Net income	$22,494	$24,442

See notes to condensed consolidated financial statements.

IOS Capital, LLC

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended December 31,
	2002	2001
Cash Flows from Operating Activities
Net income	$22,494	$24,442
Additions (deductions) to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,140	8,597
Provision for deferred income taxes	13,401	14,612
Provision for lease default	12,442	5,556
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(11,583)	1,340
Increase in prepaid expenses and other assets	(2,390)	(1,247)
Increase in accounts payable and accrued expenses	3,457	2,795
Decrease in accrued interest	(9,670)	(7,456)

Net cash provided by operating activities	38,291	48,639

Cash Flows from Investing Activities
Purchases of equipment	(11,805)	(8,756)
Proceeds from terminations of leased equipment	1,363	1,224
Investments in leases:
Additions	(410,970)	(408,658)
Cancellations	55,937	69,223
Collections	325,012	319,597

Net cash used in investing activities	(40,463)	(27,370)

Cash Flows from Financing Activities
Proceeds from asset securitization conduit financing	196,732	160,000
Payments on asset securitization conduit financing		(70,000)
Payments on medium term notes		(82,000)
Net (payments) proceeds from notes payable	(9,825)	3,389
Proceeds from issuance of lease-backed notes		74,551
Payments on lease-backed notes	(211,312)	(192,123)
Net increase in intercompany debt	29,775	162,391
(Increase) decrease in restricted cash	(10,243)	7,465
Dividends to IKON		(100,000)

Net cash used in financing activities	(4,873)	(36,327)

Net decrease in cash	(7,045)	(15,058)
Cash at beginning of year	10,994	16,056

Cash at end of period	$3,949	$998

See notes to condensed consolidated financial statements.

IOS Capital, LLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1:    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IOS Capital, LLC (“IOSC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim periods have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002. Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2:    Notes Payable and Lease-Backed Notes

During the three months ended December 31, 2002, the Company repurchased $9,500 of 9.75% notes payable due June 15, 2004 for $9,598. During the three months ended December 31, 2002, the Company repaid $211,312 of lease-backed notes.

Note 3:    Asset Securitization Conduit Financing

During the three months ended December 31, 2002, the Company pledged or transferred $232,890 in financing lease receivables for $196,732 in cash in connection with its revolving asset securitization conduit financing agreements. As of December 31, 2002, the Company had approximately $95,768 available under revolving asset securitization conduit financing agreements.

Note 4:    Comprehensive Income

Total comprehensive income is as follows:

	Three Months Ended December 31,
	2002	2001
Net income	$22,494	$24,442
Gain on derivative financial instruments, net of tax expense of: $2,250 and $2,624 for the three months ended December 31, 2002 and 2001, respectively	3,375	3,937

Total comprehensive income	$25,869	$28,379

Note 5:    Financial Instruments

As of December 31, 2002, all of the Company’s derivatives designated as hedges are interest rate swaps which qualify for evaluation using the “short cut” method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the three months ended December 31, 2002, unrealized gains totaling $3,375 after taxes, were recorded in accumulated other comprehensive loss.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction H(2)(a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have identified below the accounting principles critical to our business and results of operations. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We discuss these accounting policies at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements contained in our 2002 Annual Report on Form 10-K. In addition, we believe our most critical accounting policies include the following:

Residual Values.    IKON and IOSC estimate the residual value of equipment sold under sales-type leases. Our residual values are based on the dollar value of the equipment. Residual values generally range between 0% to 17% of retail price, depending on equipment model and lease term. We evaluate residual values quarterly for impairment. Changes in market conditions could cause actual residual values to differ from estimated values, which could accelerate the write-down of the value of the equipment.

Allowance for Receivables.    IOSC maintains an allowance for lease defaults for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of IKON’s customers were to deteriorate, resulting in an impairment of their ability to make required payments, increases to our allowance may be required.

Our preparation of this Quarterly Report on Form 10-Q and other financial statements filed with the SEC requires us to make estimates and assumptions that affect amounts reported in the consolidated condensed financial statements and notes. Actual results could differ from those estimates and assumptions.

Three Months Ended December 31, 2002

Compared to the Three Months Ended December 31, 2001

Total revenues increased by $2,625, or 2.7%, in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. Lease finance income increased by $1,653, or 1.9%, due to the growth in the lease receivables portfolio in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002.

Office equipment placed on rental, with cancelable terms, by the IKON marketplaces to customers may be purchased by the Company. During the first quarter of fiscal 2003, the Company purchased operating lease equipment of $11,805 compared to $8,730 during the first quarter of fiscal 2002. The increase in purchases is due to an increase in operating rentals written by the IKON marketplaces. Since the Company can service operating rentals more efficiently than the IKON marketplaces, substantially all of the operating rentals written by the IKON marketplaces are purchased by the Company. Rental income increased by $1,933, or 25.2%, in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002, primarily due to an increase in the operating lease equipment portfolio.

Other income consists primarily of late payment charges, various billing fees and interest income on restricted cash. Overall, income from these sources decreased by $961, or 17.8%, in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. Interest income on restricted cash decreased by $309, or 48.5%, in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002, primarily due to the decline in short-term interest rates. Late payment charges and various billing fees decreased by $412 in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002, due to new fee programs created in fiscal 2003.

Total expenses increased by $5,840, or 10.1%, for the three months ended December 31, 2002 compared to the three months ended December 31, 2001. Average borrowings to finance the investment in leases in the form of convertible subordinated notes, notes payable to banks, asset securitization conduit financing, lease-backed notes in the public market and intercompany borrowings with IKON remained consistent with $2,587,434 outstanding at December 31, 2002 compared to $2,582,922 outstanding at December 31, 2001. The Company paid a weighted average interest rate on all borrowings of 5.8% as of December 31, 2002 compared to 6.4% as of December 31, 2001. Primarily as a result of the decrease in the weighted average interest rate on all borrowings, interest expense decreased by $3,537, or 9.0%, in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. At December 31, 2002 and September 30, 2002, the Company’s debt to equity ratio, including amounts due to IKON, was 5.7 to 1 and 6.0 to 1, respectively.

Lease default, net of recovery income, increased by $6,474, or 161.5%, for the three months ended December 31, 2002 compared to the three months ended December 31, 2001. Prior to October 1, 2002, the Company was involved in a shared recourse arrangement with the IKON marketplaces. This arrangement provided for net losses resulting from lease defaults to be shared equally. Effective October 1, 2002, the shared recourse arrangement with the IKON marketplaces was terminated, and the Company records the entire provision for lease defaults.

Depreciation expense increased by $1,543, or 24.1%, for the three months ended December 31, 2002 compared to the three months ended December 31, 2001 due to the increase in operating rentals. General and administrative expenses increased by $1,360 or 16.5%, for the three months ended December 31, 2002 compared to the three months ended December 31, 2001 due to an increase in rent expense due to the sale-leaseback of the Company’s property in fiscal 2002 and an increase in credit investigation expenses. In fiscal 2002, credit investigation expense was shared with the IKON marketplaces, however, such costs are recorded entirely by the Company in fiscal 2003.

Income before taxes on income for the first quarter of fiscal 2003 decreased by $3,215, or 7.9%, compared to the first quarter of fiscal 2002 as a result of the items above.

Taxes on income for the first quarter of fiscal 2003 decreased by $1,267, or 7.8%, compared to the first quarter of fiscal 2002. The effective income tax rate was 40% for each of the three months ended December 31, 2002 and 2001. The decrease in taxes on income is directly attributable to the decrease in income before taxes on income for the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002.

Contractual Obligations

The following summarizes IOSC’s significant contractual obligations and commitments as of December 31, 2002:

	Payments due
Contractual Obligations	Total	December 31, 2003	December 31, 2005	December 31, 2007	Thereafter
Debt	$2,556,093	$1,297,674	$955,623	$302,796
Operating Leases	18,008	3,774	2,110	2,013	$10,111

Total	$2,574,101	$1,301,448	$957,733	$304,809	$10,111

Payments on our debt generally are made from collections of our finance receivables. At December 31, 2002, the Company’s debt was $2,556,093 and net finance receivables were $3,054,064.

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

a)	Exhibits

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1850, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.

IOS CAPITAL, LLC

Date:    February 14, 2003

By:           /s/ Harry G. Kozee

Name:      Harry G. Kozee

Title:        Vice President—Finance (Principal Financial Officer)

CERTIFICATIONS

I, Russell S. Slack, President and Principal Executive Officer of IOS Capital, LLC, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of IOS Capital, LLC;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information contained in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ Russell S. Slack

Russell S. Slack

President and Principal Executive Officer

I, Harry G. Kozee, Vice President—Principal Financial Officer, and Principal Accounting Officer of IOS Capital, LLC, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of IOS Capital, LLC;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information contained in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ Harry G. Kozee

Harry G. Kozee

Vice President—Finance, Principal Financial Officer,

and Principal Accounting Officer