Form 10-Q
period 2003-03-31
IOS CAPITAL LLC
filed 2003-05-15
CIK 922255

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                        ---------------------------------

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003 or

|_|  Transition  report  pursuant  to  Section  13 or  15(d)  of the  Securities
     Exchange Act of 1934 for the transition period from        to       .


                         Commission file number 0-20405
                            ------------------------


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


       Registrant's telephone number, including area code: (478) 471-2300

      --------------------------------------------------------------------

Former name, former address and former fiscal year, if changed since last report: None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

Registered debt outstanding as of May 14, 2003 was $2,547,204,481.

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

                                IOS Capital, LLC

                                     INDEX*




PART I.    FINANCIAL INFORMATION

       Item 1.   Condensed Consolidated Financial Statements

                 Consolidated Balance Sheets - March 31, 2003 (unaudited) and September 30, 2002

                 Consolidated Statements of Income - Three and six months ended March 31, 2003 and 2002 (unaudited)

                 Consolidated Statements of Cash Flows - Six months ended March 31, 2003 and 2002 (unaudited)

                 Notes to Condensed Consolidated Financial Statements
                 (unaudited)

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Item 4.   Controls and Procedures

PART II.   OTHER INFORMATION

       Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES





*All amounts contained in this quarterly report on Form 10-Q are in thousands unless otherwise noted.

                           FORWARD-LOOKING INFORMATION

This Report includes or incorporates by reference information which may constitute forward-looking statements within the meaning of the federal securities laws. Although IOS Capital, LLC (the "Company" or "IOSC") believes the expectations contained in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove correct. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the future financial condition and results of the Company and IKON Office Solutions, Inc. ("IKON"). These risks and uncertainties, which apply to both the Company and IKON, include, but are not limited to, risks and uncertainties relating to: factors which may affect the Company's ability to collect amounts due from lessees in order to make payments due in connection with the Company's lease-backed notes (such as lessee defaults or factors impeding recovery efforts); growth opportunities and increasing market share; productivity and infrastructure initiatives; earnings, revenue, cash flow, margin, and cost-savings projections; the effect of competitive pressures on equipment sales; expected savings and lower costs from the productivity and infrastructure initiatives; developing and expanding strategic alliances and partnerships; the impact of e-commerce and e-procurement initiatives; the implementation of e-IKON; anticipated growth rates in the digital and color equipment and outsourcing industries; the effect of foreign currency exchange risk; the reorganization of the Company's and IKON's business segments and the anticipated benefits of operational synergies related thereto; and the Company's or IKON's ability to finance their current operations and its growth initiatives. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company or IKON.

                          PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements


                                IOS Capital, LLC
                           Consolidated Balance Sheets


                                                                                           March 31,
                                                                                              2003            September 30,
                                                                                          (unaudited)             2002
------------------------------------------------------------------------------------------------------------------------------
Assets
Investments in leases:
     Direct financing leases, net of lease default reserve of:
          March 31, 2003 - $46,162; September 30, 2002 - $49,821                      $         3,474,916  $        3,364,776
     Less: Unearned income                                                                      (575,768)           (572,865)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                2,899,148           2,791,911
     Funded leases, net                                                                           172,066             244,574
------------------------------------------------------------------------------------------------------------------------------
                                                                                                3,071,214           3,036,485
------------------------------------------------------------------------------------------------------------------------------

Cash                                                                                               11,955              10,994
Restricted cash                                                                                   110,773             115,594
Accounts receivable                                                                                83,867              65,107
Prepaid expenses and other assets                                                                  16,063              18,236
Leased equipment - operating rentals at cost, less accumulated depreciation of:
     March 31, 2003 - $43,778; September 30, 2002 - $42,196                                        77,409              72,271
Property and equipment at cost, less accumulated depreciation of:
     March 31, 2003 - $9,634; September 30, 2002 - $9,406                                           1,100               1,329
------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                          $         3,372,381  $        3,320,016
==============================================================================================================================

Liabilities and Member's Equity
Liabilities:
     Accounts payable and accrued expenses                                            $            59,789  $           65,567
     Accrued interest                                                                              16,483              17,045
     Due to IKON Office Solutions, Inc. ("IKON")                                                   36,798               1,566
     Convertible subordinated notes                                                               300,000             300,000
     Notes payable                                                                                406,770             277,170
     Lease-backed notes                                                                         1,216,046           1,690,828
     Asset securitization conduit financing                                                       638,645             312,500
     Deferred income taxes                                                                        255,175             224,657
------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                               2,929,706           2,889,333
------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Member's equity:
     Contributed capital                                                                          179,796             179,796
     Retained earnings                                                                            280,051             275,057
     Accumulated other comprehensive loss                                                         (17,172)            (24,170)
------------------------------------------------------------------------------------------------------------------------------
Total Member's Equity                                                                             442,675             430,683
------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Member's Equity                                                 $         3,372,381  $        3,320,016
==============================================================================================================================



See notes to condensed consolidated financial statements.

                                IOS Capital, LLC
                        Consolidated Statements of Income
                                   (unaudited)




                                                 Three Months Ended       Six Months Ended
                                                     March 31,                March 31,
                                              ---------------------------------------------------
                                                   2003        2002        2003        2002
                                              --------------------------------------------------
Revenues:
Lease finance income                          $     86,585 $    87,018 $   173,921 $    172,701
Rental income                                        9,161       8,485      18,753       16,144
Other income                                         4,453       5,632       8,899       11,039
------------------------------------------------------------------------------------------------
                                                   100,199     101,135     201,573      199,884
------------------------------------------------------------------------------------------------

Expenses:
Interest                                            32,651      37,301      68,450       76,637
Lease defaults, net of recoveries                   12,768       3,901      23,250        7,909
Depreciation                                         7,722       9,214      15,673       17,811
General and administrative                           9,591       6,372      19,211       12,443
------------------------------------------------------------------------------------------------
                                                    62,732      56,788     126,584      114,800
------------------------------------------------------------------------------------------------

Income before taxes on income                       37,467      44,347      74,989       85,084

Taxes on income                                     14,967      17,739      29,995       34,034
------------------------------------------------------------------------------------------------

Net income                                    $     22,500 $    26,608 $    44,994 $     51,050
================================================================================================





See notes to condensed consolidated financial statements.

                                IOS Capital, LLC
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                                                   Six Months Ended
                                                                                                      March 31,
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                2003                  2002
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income                                                                             $              44,994  $            51,050
Additions (deductions) to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                                19,480               17,811
         Provision for deferred income taxes                                                          25,852               30,154
         Provision for lease default reserves                                                         27,458               11,264
         Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable                                             (18,760)               28,025
              Increase in prepaid expenses and other assets                                           (1,634)              (4,219)
              Increase in accounts payable and accrued expenses                                        5,885                5,876
              Decrease in accrued interest                                                              (562)              (2,211)
----------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                                   102,713              137,750
----------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
     Purchases of equipment                                                                          (24,434)             (20,206)
     Proceeds from terminations of leased equipment                                                    3,854                1,897
     Investments in leases:
         Additions                                                                                  (871,357)            (824,769)
         Cancellations                                                                               133,533              146,184
         Collections                                                                                 675,636              651,944
----------------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                                       (82,768)             (44,950)
----------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
     Proceeds from asset securitization conduit financing                                            326,145              242,336
     Payments on asset securitization conduit financing                                                                   (70,000)
     Payments on medium term notes                                                                                        (82,000)
     Net proceeds from notes payable                                                                 129,600                5,733
     Proceeds from issuance of lease-backed notes                                                                          74,551
     Payments on lease-backed notes                                                                 (474,782)            (307,959)
     Net increase in intercompany debt                                                                35,232              168,808
     Decrease in restricted cash                                                                       4,821                2,478
     Dividends to IKON                                                                               (40,000)            (126,499)
----------------------------------------------------------------------------------------------------------------------------------
         Net cash used in financing activities                                                       (18,984)             (92,552)
----------------------------------------------------------------------------------------------------------------------------------

Net increase in cash                                                                                     961                  248
Cash at beginning of year                                                                             10,994               16,056
----------------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                  $              11,955  $            16,304
==================================================================================================================================


See notes to condensed consolidated financial statements.

                                IOS Capital, LLC
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


Note 1:    Basis of Presentation
           ---------------------

The accompanying unaudited condensed consolidated financial statements of IOS Capital, LLC ("IOSC" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim periods have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002. Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2:   Notes Payable and Lease-Backed Notes
          -------------------------------------

During the six months ended March 31, 2003, the Company repurchased $9,500 of 9.75% notes payable due June 15, 2004 for $9,598. During the six months ended March 31, 2003, the Company repaid $474,782 of lease-backed notes.

At March 31, 2003, notes payable included borrowings of $140,900 related to the Company's $300,000 unsecured credit facility. As discussed in Note 6, the Company repaid the borrowings under the unsecured credit facility in April 2003.

Note 3:    Asset Securitization Conduit Financing
           --------------------------------------

During the six months ended March 31, 2003, the Company pledged or transferred $385,140 in financing lease receivables for $326,145 in cash in connection with its revolving asset securitization conduit financing agreements (the "Conduits"). As of March 31, 2003, the Company had approximately $66,355 available under revolving asset securitization conduit financing agreements.

Note 4:   Comprehensive Income
          --------------------


Total comprehensive income is as follows:

                                                                            Three Months Ended           Six Months Ended
                                                                                 March 31,                   March 31,
                                                                         -------------------------- ----------------------------
                                                                            2003          2002          2003           2002
                                                                         ------------ ------------- -------------- -------------

Net income                                                               $    22,451  $     26,608   $     44,945  $     51,050
Gain on derivative financial instruments, net of tax expense of:  $2,416 and $4,376, for the three months ended
   March 31, 2003 and 2002, respectively; $4,666 and $7,000,
   for the six months ended March 31, 2003 and 2002,
   respectively.                                                               3,623         6,564          6,998        10,501
                                                                            ---------    ----------     ----------    ----------
Total comprehensive income                                               $    26,074  $     33,172   $     51,943  $     61,551
                                                                            =========    ==========     ==========    ==========

Note 5:   Financial Instruments
          ---------------------

As of March 31, 2003, all of the Company's derivatives designated as hedges are interest rate swaps which qualify for evaluation using the "short cut" method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the six months ended March 31, 2003, unrealized gains totaling $6,998 after taxes, were recorded in accumulated other comprehensive loss.

Note 6:    Subsequent Events
           -----------------

On April 23, 2003, IKON Receivables Funding, LLC (a wholly-owned subsidiary of the Company) issued Series 2003-1 Lease-Backed Notes (the "2003 Notes") as described below:



                                              Principal                                Stated
                                Issuance       Issuance                               Maturity
     Series         Notes         Date          Amount         Interest Rate            Date
  -------------------------------------------------------------------------------------------------

  2003-1        Class A-1      04/23/03           $253,200              1.30813%          May 2004
                Class A-2      04/23/03             26,700                 1.68%     November 2005
                Class A-3a     04/23/03            206,400         LIBOR + 0.24%     December 2007
                Class A-3b     04/23/03            206,400                 2.33%     December 2007
                Class A-4      04/23/03            159,385                 3.27%         July 2011
  -------------------------------------------------------------------------------------------------
                               Total              $852,085
  -------------------------------------------------------------------------------------------------


Proceeds from the issuance of the 2003 Notes were used to make payments on the Company's Conduits, repay the unsecured credit facility borrowings and increase the Company's cash balance.

In April 2003, the Company entered into a swap transaction to hedge the variable rate 2003-1 Class A-3a lease-backed note to a fixed rate of 2.095%. This hedge qualifies for evaluation using the "short cut" method of assessing effectiveness; accordingly, there is an assumption of no ineffectiveness.


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

Critical Accounting Policies and Estimates
------------------------------------------

In  response to the SEC's  Release No.  33-8040,  "Cautionary  Advice  Regarding
Disclosure About Critical Accounting Policies," we have identified below the accounting principles critical to our business and results of operations. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We discuss these accounting policies at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements contained in our 2002 Annual Report on Form 10-K. In addition, we believe our most critical accounting policies include the following:

Residual Values. IKON and IOSC estimate the residual value of equipment sold under sales-type leases. Our residual values are based on the dollar value of the equipment. Residual values generally range between 0% to 22% of manufacturers suggested retail price, depending on equipment model and lease term. We evaluate residual values quarterly for impairment. Changes in market conditions could cause actual residual values to differ from estimated values, which could accelerate the write-down of the value of the equipment.

Allowance for Receivables. IOSC maintains an allowance for lease defaults for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of IKON's customers were to deteriorate, resulting in an impairment of their ability to make required payments, increases to our allowance may be required.

Our preparation of this Quarterly Report on Form 10-Q and other financial statements filed with the SEC requires us to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and notes. Actual results could differ from those estimates and assumptions.


                        Three Months Ended March 31, 2003
                Compared to the Three Months Ended March 31, 2002

Total revenues decreased by $936, or 0.9%, in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. Lease finance income decreased by $433, or 0.5%, due to the decrease in the average yield of leases in the portfolio in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. This decrease was partially offset by the growth in the lease portfolio from the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002.

Office equipment placed on rental, with cancelable terms, by the IKON marketplaces to customers may be purchased by the Company. During the second quarter of fiscal 2003, the Company purchased operating lease equipment of $12,629 compared to $11,450 during the second quarter of fiscal 2002. The increase in purchases is due to an increase in operating rentals written by the IKON marketplaces. Since the Company can service operating rentals more efficiently than the IKON marketplaces, substantially all of the operating rentals written by the IKON marketplaces are purchased by the Company. Rental income increased by $676, or 8.0%, during the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002, primarily due to an increase in the leased equipment portfolio.

Other income consists primarily of late payment charges, various billing fees, and interest income on restricted cash. Overall, income from these sources decreased by $1,179, or 20.9%, in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. Interest income on restricted cash decreased by $276, or 54.0%, in the second quarter of 2003 compared to the second quarter of fiscal 2002, due to the decline in short-term interest rates. Late payment charges and various billing fees decreased $519, or 14.1%, in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002, due to the improvement in the delinquency of the lease portfolio.

Total expenses increased $5,944, or 10.5%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Average borrowings to finance the investment in leases in the form of convertible subordinated notes, notes payable to banks, asset securitization conduit financing, lease-backed notes in the public market and intercompany borrowings with IKON with $2,598,259 outstanding at March 31, 2003 compared to $2,558,183 outstanding at March 31, 2002 increased due primarily to the borrowings of $140,900 on the revolving credit facility. The Company paid a weighted average interest rate on all borrowings of 5.2% as of March 31, 2003 compared to 6.3% as of March 31, 2002. Primarily as a result of the decrease in the weighted average interest rate on all borrowings, interest expense decreased by $4,650, or 12.5%, in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. At March 31, 2003 and September 30, 2002, the Company's debt to equity ratio, including amounts due to IKON, was 5.9 to 1 and 6.0 to 1, respectively.

Lease defaults, net of recoveries, increased by $8,867, or 227.3%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Prior to October 1, 2002, the Company was involved in a shared recourse arrangement with the IKON marketplaces. This arrangement provided for net losses resulting from lease defaults to be shared equally. Effective October 1, 2002, the shared recourse arrangement with IKON marketplaces was terminated, and the Company records the entire provision for lease defaults.

Depreciation expense decreased by $1,492, or 16.2%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002, due to the volume and mix of leased equipment. General and administrative expenses increased by $3,219, or 50.5%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This increase is due to the sale leaseback of the Company's facilities during fiscal 2002, which increased its monthly rent expense in the current period. In addition, the Company is now responsible for the cost of the lease sales and marketing staff and certain credit investigation expenses, both of which were previously expensed by the IKON marketplaces.

Income before taxes on income for the second quarter of fiscal 2003 decreased by $6,880, or 15.5%, compared to the second quarter of fiscal 2002 as a result of the items above.

Taxes on income for the second quarter of fiscal 2003 decreased by $2,772, or 15.6%, compared to the second quarter of fiscal 2002. The effective income tax rate was 40% for the three months ended March 31, 2003 and March 31, 2002. The decrease in taxes on income is directly attributable to the decrease in income before taxes on income for the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002.

                         Six Months Ended March 31, 2003
                 Compared to the Six Months Ended March 31, 2002

Total revenues increased by $1,689, or 0.8%, for the six months ended March 31, 2003 compared to the six months ended March 31, 2002. Lease finance income increased by $1,220, or 0.7%, due to the growth in the lease receivables portfolio and the longer average lease terms in the portfolio for the six months ended March 31, 2003 compared to the six months ended March 31, 2002.

Office equipment placed on rental, with cancelable terms, by the IKON marketplaces to customers, may be purchased by the Company. During the six months ended March 31, 2003, the Company purchased operating lease equipment of $24,434 compared to $20,206 during the six months ended March 31, 2002. The increase in purchases is due to an increase in operating rentals written by the IKON marketplaces. Since the Company can service operating rentals more efficiently than the IKON marketplaces, substantially all of the operating rentals written by the IKON marketplaces are purchased by the Company. Rental income increased by $2,609, or 16.2% during the six months ended March 31, 2003, compared to the six months ended March 31, 2002, due to the increase in the leased equipment portfolio.

Other income consists primarily of late payment charges, various billing fees, and interest income on restricted cash. Overall, income from these sources decreased by $2,140, or 19.4%, in the six months ended March 31, 2003 compared to the six months ended March 31, 2002. Interest income on restricted cash decreased by $309, or 48.5%, compared to the six months ended March 31, 2002, due to the decline in short-term interest rates. Late payment charges and various billing fees decreased by $1,122, or 31.1%, compared to the six months ended March 31, 2002, primarily due to the improvement in the delinquency of the lease portfolio.

Total expenses increased by $11,784, or 10.3%, during the six months ended March 31, 2003 compared to the six months ended March 31, 2002. Average borrowings to finance the investment in leases in the form of convertible subordinated notes, notes payable to banks, asset securitization conduit financing, lease-backed notes in the public market and intercompany borrowings with IKON with $2,598,259 outstanding at March 31, 2003 compared to $2,558,183 outstanding at March 31, 2002 increased due primarily to the borrowings of $140,000 on the revolving credit facility. The Company paid a weighted average interest rate on all borrowings of 5.2% as of March 31, 2003 compared to 6.3% as of March 31, 2002. Primarily as a result of the decrease in the weighted average interest rate on all borrowings, interest expense decreased by $8,187, or 10.7%, during the six months ended March 31, 2003 compared to the six months ended March 31, 2002.

Lease defaults, net of recoveries, increased by $15,341, or 194.0%, during the six months ended March 31, 2003 compared to the six months ended March 31, 2002. Prior to October 1, 2002, the Company was involved in a shared recourse arrangement with the IKON marketplaces. This arrangement provided for net losses resulting from lease defaults to be shared equally. Effective October 1, 2002, the shared recourse arrangement with IKON marketplaces was terminated, and the Company records the entire provision for lease defaults.

Depreciation expense decreased by $2,138, or 12.0%, during the six months ended March 31, 2003 compared to the six months ended March 31, 2002, due to the volume and mix of leased equipment. General and administrative expenses increased by $6,768, or 54.4%, during the six months ended March 31, 2003 compared to the six months ended March 31, 2002. This increase is due to the sale leaseback of the Company's facilities during fiscal 2002, which increased its monthly rent expense in the current period. In addition, the Company is now responsible for the cost of the lease sales and marketing staff and certain credit investigation expenses, both of which were previously expensed by the IKON marketplaces.

Income before taxes on income for the six months ended March 31, 2003 decreased by $10,095, or 11.9%, compared to the six months ended March 31, 2002 as a result of the items above.

Taxes on income for the six months ended March 31, 2003 decreased by $4,039, or 11.9%, compared to the six months ended March 31, 2002. The effective income tax rate was 40% for the six months ended March 31, 2003 and March 31, 2002. The decrease in income taxes is directly attributable to the decrease in income before taxes on income for the six months ended March 31, 2003 as compared to the six months ended March 31, 2002.

Contractual Obligations

The  following  summarizes  IOSC's  significant   contractual   obligations  and
commitments as of March 31, 2003:


                                                                      Payments due by
                                 ---------------------------------------------------------------------------------------

                                                       March 31         March 31,        March 31,
Contractual Obligations               Total              2004             2006              2008          Thereafter
  ----------------------------------------------------------------------------------------------------------------------
Debt                                   $2,561,461        $1,457,483         $801,745          $302,233
Operating Leases                           17,057             3,114            2,069             2,017           $9,857
  ----------------------------------------------------------------------------------------------------------------------
Total                                  $2,578,518        $1,460,597         $803,814          $304,250           $9,857
  ----------------------------------------------------------------------------------------------------------------------


Payments on our debt generally are made from collections of our finance receivables. At March 31, 2003, the Company's debt was $2,561,461 and net finance receivables were $3,071,214.

On April 23, 2003, IKON Receivables Funding, LLC (a wholly-owned subsidiary of the Company) issued Series 2003-1 Leased-Backed Notes (the "2003 Notes") as described below:


                                              Principal                                Stated
                                Issuance       Issuance                               Maturity
     Series         Notes         Date          Amount         Interest Rate            Date
  --------------------------------------------------------------------------------------------------

  2003-1        Class A-1      04/23/03           $253,200              1.30813%          May 2004
                Class A-2      04/23/03             26,700                 1.68%     November 2005
                Class A-3a     04/23/03            206,400         LIBOR + 0.24%     December 2007
                Class A-3b     04/23/03            206,400                 2.33%     December 2007
                Class A-4      04/23/03            159,385                 3.27%         July 2011
  --------------------------------------------------------------------------------------------------
                               Total              $852,085
  --------------------------------------------------------------------------------------------------

Proceeds from the issuance of the 2003 Notes were used to make payments on the Company's Conduits, repay the unsecured credit facility borrowings and increase the Company's cash balance.


Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company's Principle Executive Officer and Principle Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of an evaluation date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q. Based on this evaluation, they have concluded that, as of the evaluation date, the Company's disclosure controls and procedures are reasonably designed to alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in its reports filed or submitted under the Exchange Act.

Changes in Internal Controls. Since the evaluation date referred to above, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                           PART II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

a) Exhibits


4.1 First Amendment, dated as of February 28, 2003, to the Credit Agreement, dated May 24, 2002, among IKON and various institutional lenders, with JP Morgan Chase Bank, N.A., as Agent (Filed as Exhibit 4.1 to the quarterly report of IKON Office Solutions Inc. for the quarter ended March 31, 2003).

4.2 Second Amendment, dated as of April 11, 2003, to the Credit Agreement, dated May 24, 2002, among IKON and various institutional lenders, with JP Morgan Chase Bank, N.A., as Agent (Filed as Exhibit 4.2 to the quarterly report of IKON Office Solutions Inc. for the quarter ended March 31, 2003).

10.1 Amended and Restated Agreement dated as of March 28, 2003, relating to the Asset Backed Loan Agreement between RochFord, Inc., as Borrower, and IKON Capital PLC, as Originator and Servicer, and Park Avenue Receivables Corporation, as Conduit Lender, and Certain APA Banks and JP Morgan Chase Bank, as Funding Agent (Filed as Exhibit 10.1 to the quarterly report of IKON Office Solutions Inc. for the quarter ended March 31, 2003).

10.2 Amended and Restated Receivables Transfer Agreement dated as of March 31, 2003 among IKON Funding-3, LLC, as Transferor, IOS Capital, LLC, as Originator and Collection Agent, Gemini Securitization Corp., as Conduit Transferee, The Several Financial Institutions party hereto from time to time, as Alternate Transferees, and Deutsche Bank AG, New York Branch, as Administrative Agent (Filed as Exhibit 10.2 to the quarterly report of IKON Office Solutions Inc. for the quarter ended March 31, 2003).

10.3 First Amendment, dated as of May 9, 2003, to the Amended and Restated Transfer Agreement, dated as of March 31, 2003, among IKON Funding -3, LLC, as Transferor, IOS Capital, LLC, as Originator and Collection Agent, Gemini Securitization Corp., as Conduit Transferee, The Several Financial Institutions party hereto from time to time, as Alternate Transferees, and Deutsche Bank AB, New York Branch, as Administrative Agent (Filed as
     Exhibit 10.3 to the quarterly report of IKON Office Solutions Inc. for the quarter ended March 31, 2003).

23.1 Consent of PricewaterhouseCoopers LLP

99.1 Certification  Pursuant to 18 U.S.C.  Section 1850, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

On January 24, 2003, the Company filed a Current Report on Form 8-K to file, under Item 5 of the Form, information contained in its parent's press release dated January 23, 2003 regarding its results for the first quarter of fiscal 2003.

On February 26, 2003, the Company filed a Current Report on Form 8-K to file, under Item 5 of the Form, information contained in its parent's press release dated February 25, 2003 regarding the election of Matthew J. Espe, President and CEO, to the additional position of Chairman of the Board.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


IOS Capital, LLC
Date:      May 15, 2003

By:        /s/ Harry G. Kozee
          -----------------------------
Name:      Harry G. Kozee
Title:     Vice President - Finance (Principal Financial Officer)

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

3. Based on my knowledge, the financial statements, and other financial information contained in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   May 15, 2003

/s/  Russell S. Slack
--------------------------
Russell S. Slack
President and Principal Executive Officer

I, Harry G. Kozee, Vice President - Principal Financial Officer, and Principal Accounting Officer of IOS Capital, LLC, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information contained in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

       c)  presented  in  this  quarterly  report  our  conclusions   about  the
           effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   May 15, 2003

/s/  Harry G. Kozee
---------------------------
Harry G. Kozee
Vice President - Finance, Principal Financial Officer,
and Principal Accounting Officer