Form 10-Q
period 2003-06-30
IOS CAPITAL LLC
filed 2003-08-14
CIK 922255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003 or

[   ]   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from          to          .

Commission file number 0-20405

IOS CAPITAL, LLC

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization) 1738 Bass Road, Macon, Georgia (Address of principal executive offices)	23-2493042 (I.R.S.Employer Identification No.) 31210 (Zip Code)

Registrant’s telephone number, including area code: (478) 471-2300

Former name, former address and former fiscal year, if changed since last report: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   [X]      No  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes   [   ]      No  [X]

Registered debt outstanding as of August 12 , 2003 was $2,404,198,974.

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing with the reduced format disclosure contemplated thereby.

IOS CAPITAL, LLC

INDEX*

PART I.   FINANCIAL INFORMATION

Item 1. Item 2. Item 4.	Condensed Consolidated Financial Statements

     Consolidated Balance Sheets - June 30, 2003 (unaudited) and September 30, 2002

     Consolidated Statements of Income - Three and nine months ended June 30, 2003 and 2002 (unaudited)

     Consolidated Statements of Cash Flows - Nine months ended June 30, 2003 and 2002 (unaudited)

     Notes to Condensed Consolidated Financial Statements (unaudited)

     Management's Discussion and Analysis of Financial Condition and Results of Operations

Controls and Procedures

PART II.   OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

* All amounts contained in this quarterly report on Form 10-Q are in thousands unless otherwise noted.

FORWARD-LOOKING INFORMATION

This Report includes or incorporates by reference information which may constitute forward-looking statements within the meaning of the federal securities laws. Although IOS Capital, LLC (the “Company” or “IOSC”) believes the expectations contained in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove correct. Such forward-looking information is based upon management’s current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the future financial condition and results of the Company and IKON Office Solutions, Inc. (“IKON”). These risks and uncertainties, which apply to both the Company and IKON, include, but are not limited to, risks and uncertainties relating to: factors which may affect the Company’s ability to collect amounts due from lessees in order to make payments due in connection with the Company’s lease-backed notes (such as lessee defaults or factors impeding recovery efforts); growth opportunities and increasing market share; productivity and infrastructure initiatives; earnings, revenue, cash flow, margin, and cost-savings projections; the effect of competitive pressures on equipment sales; expected savings and lower costs from the productivity and infrastructure initiatives; developing and expanding strategic alliances and partnerships; the impact of e-commerce and e-procurement initiatives; the implementation of e-IKON; anticipated growth rates in the digital and color equipment and outsourcing industries; the effect of foreign currency exchange risk; the reorganization of the Company’s and IKON’s business segments and the anticipated benefits of operational synergies related thereto; and the Company’s and IKON’s ability to finance their current operations and its growth initiatives. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company or IKON.

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

IOS Capital, LLC
Consolidated Balance Sheets

	June 30, 2003 (unaudited)	September 30, 2002

Assets
Investment in leases:
Direct financing leases, net of lease default reserve of:
June 30, 2003 - $43,972; September 30, 2002 - $49,821	$3,519,821	$3,364,776
Less: Unearned income	(577,702)	(572,865)

	2,942,119	2,791,911

Funded leases, net	142,859	244,574

	3,084,978	3,036,485

Cash	9,879	10,994
Restricted cash	166,569	115,594
Accounts receivable	77,304	65,107
Prepaid expenses and other assets	24,383	18,236
Due from IKON Office Solutions, Inc. ("IKON")	115,761
Leased equipment - operating rentals at cost, less accumulated depreciation
of: June 30, 2003 - $46,140; September 30, 2002 - $42,196	78,884	72,271
Property and equipment at cost, less accumulated depreciation of:
June 30, 2003 - $9,733; September 30, 2002 - $9,406	1,059	1,329

Total Assets	$3,558,817	$3,320,016

Liabilities and Member's Equity
Liabilities:
Accounts payable	$54,465	$65,567
Accrued interest	8,441	17,045
Due to IKON		1,566
Convertible subordinated notes	300,000	300,000
Notes payable	407,974	277,170
Lease-backed notes	1,841,831	1,690,828
Asset securitization conduit financing	225,000	312,500
Deferred tax liabilities	261,211	224,657

Total Liabilities	3,098,922	2,889,333

Commitments and contingencies

Member's equity:
Contributed capital	179,796	179,796
Retained earnings	295,331	275,057
Accumulated other comprehensive loss	(15,232)	(24,170)

Total Member's Equity	459,895	430,683

Total Liabilities and Member's Equity	$3,558,817	$3,320,016

See notes to condensed consolidated financial statements.

IOS Capital, LLC
Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Revenues
Lease finance income	$86,373	$85,900	$260,294	$258,601
Rental income	9,645	8,144	28,398	24,288
Other income	5,188	4,894	14,087	15,933

	101,206	98,938	302,779	298,822

Expenses
Interest	32,477	37,337	100,829	113,974
Lease defaults, net of recoveries	11,593	3,546	34,843	11,455
Depreciation on operating rentals	6,689	6,737	22,362	20,258
General and administrative	11,063	8,725	30,274	25,458
Loss from early extinguishment of debt	20,194		20,292

	82,016	56,345	208,600	171,145

Income before taxes on income	19,190	42,593	94,179	127,677

Taxes on income	3,910	17,037	33,905	51,071

Net income	$15,280	$25,556	$60,274	$76,606

See notes to condensed financial statements.

IOS Capital, LLC
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended June 30,

	2003	2002

Cash Flows from Operating Activities
Net income	$60,274	$76,606
Additions (deductions) to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	28,148	26,721
Provision for deferred income taxes	30,595	39,694
Provision for lease default reserves	41,831	16,444
Loss from early extinguishment of debt	20,292
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(12,197)	36,628
Increase in prepaid expenses and other assets	(13,020)	(13,968)
Increase (decrease) in accounts payable and accrued expenses	3,231	(13,371)
Decrease in accrued interest	(8,604)	(6,511)

Net cash provided by operating activities	150,550	162,243

Cash Flows from Investing Activities
Purchases of equipment	(35,396)	(41,802)
Proceeds from terminations of leased equipment	6,383	6,280
Investments in leases:
Additions	(1,302,393)	(1,265,867)
Cancellations	200,734	260,339
Collections	1,011,335	991,208

Net cash used in investing activities	(119,337)	(49,842)

Cash Flows from Financing Activities
Proceeds from asset securitization conduit financing	551,145	449,911
Payments on asset securitization conduit financing	(638,645)	(593,411)
Proceeds from notes payable	350,000
Payments on notes payable	(233,442)
Payments on medium term notes		(82,000)
Short-term borrowings, net of repayments	(4,087)	5,663
Proceeds from issuance of lease-backed notes	852,085	720,290
Payments on lease-backed notes	(701,082)	(597,279)
Proceeds from issuance of convertible subordinated notes		300,000
Deposits to restricted cash	(50,975)	(7,809)
Dividends to IKON	(40,000)	(149,500)
Change in due to/from IKON, net	(117,327)	(158,866)

Net cash used in financing activities	(32,328)	(113,001)

Net decrease in cash	(1,115)	(600)
Cash at beginning of year	10,994	16,056

Cash at end of period	$9,879	$15,456

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

Note 2:   Notes Payable and Lease-Backed Notes

In June 2003, the Company issued $350,000 of notes payable with an interest rate of 7.25% (7.43% yield including the original issue discount) which are due on June 30, 2008. Interest is paid on the notes semi-annually in June and December beginning December 30, 2003. With the proceeds from the issuance, the Company tendered $205,609 par value of its 9.75% notes due January 15, 2004, for $223,844 and deposited sufficient funds with an escrow agent to defease the remaining $34,891 of 9.75% notes not tendered. The remainder of the proceeds were used for general corporate purposes.

During the first quarter of fiscal 2003, the Company repurchased $9,500 par value of its 9.75% notes due 2004 for $9,598.

As a result of these repurchases, the Company recognized a loss, including the write-off of unamortized costs, of $20,292, which is included in loss from early extinguishment of debt, in the consolidated statements of income for the nine months ended June 30, 2003.

On April 23, 2003, IKON Receivables Funding, LLC (a wholly-owned subsidiary of the Company) issued Series 2003-1 Lease-Backed Notes (the “2003-1 Notes”) as described below:

Series	Notes	Issuance Date	Principle Issuance Amount	Interest Rate	Stated Maturity Date

2003-1	Class A-1	04/23/03	$253,200	1.30813%	May 2004
	Class A-2	04/23/03	26,700	1.68%	November 2005
	Class A-3a	04/23/03	206,400	LIBOR + 0.24%	December 2007
	Class A-3b	04/23/03	206,400	2.33%	December 2007
	Class A-4	04/23/03	159,385	3.27%	July 2011

		Total	$852,085

Proceeds from the issuance of the 2003-1 Notes were used to make payments on the Company’s revolving asset securitization conduit financing agreements (the “Conduits”), repay unsecured credit facility borrowings and increase the Company’s cash balance.

The 2003-1 Notes were issued pursuant to certain indentures between IKON Receivables Funding, LLC, the Company and certain indenture trustees. The 2003-1 Notes are collateralized by a pool of office equipment leases or contracts and related assets (the “Leases”) acquired or originated by the Company (together with the equipment financing portion of each periodic lease or rental payment due under the Leases on or after the related indenture date) and all related casualty payments, retainable deposits, and termination payments. Payments on the 2003-1 Notes are made from payments on the Leases. The 2003-1 Notes have certain credit enhancement features available to noteholders, including reserve accounts, overcollateralization accounts and noncancelable insurance policies from Ambac Assurance Corporation with respect to the 2003-1 Notes. On each payment date, funds available from the collection of lease receivables will be paid to the noteholders in the order of their priority class.

In April 2003, the Company entered into a swap transaction to hedge the variable rate 2003-1 Class A-3a lease-backed note to a fixed rate of 2.095%. This hedge qualifies for evaluation using the “short cut” method of assessing effectiveness; accordingly, there is an assumption of no ineffectiveness.

During the nine months ended June 30, 2003, the Company repaid $701,082 of lease-backed notes.

Note 3:   Asset Securitization Conduit Financing

During the nine months ended June 30, 2003, the Company pledged or transferred $652,978 in financing lease receivables for $551,145 in cash in connection with conduits. As of June 30, 2003, the Company had approximately $480,000 available under revolving asset securitization conduit financing agreements.

Note 4:   Comprehensive Income

Total comprehensive income is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Net income	$ 15,280	$ 25,556	$ 60,274	$ 76,606
Gain (loss) on derivative financial instruments, net
of tax expense (benefit) of: $1,293 and $(1,570)
for the three months ended June 30, 2003 and 2002,
respectively; $5,959 and $5,430 for the nine
months ended June 30, 2003 and 2002, respectively	1,939	(2,355)	8,938	8,146

Total comprehensive income	$ 17,219	$ 23,201	$ 69,212	$ 84,752

Note 5:   Financial Instruments

As of June 30, 2003, all of the Company’s derivatives designated as hedges are interest rate swaps which qualify for evaluation using the “short cut” method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the nine months ended June 30, 2003, unrealized gains totaling $8,938 after taxes, were recorded in accumulated other comprehensive loss.

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

Allowance for Lease Receivables.     IOSC maintains an allowance for lease defaults for estimated losses resulting from the inability of its lessess to make required payments. If the financial condition of the lessees were to deteriorate, resulting in an impairment of their ability to make required payments, increases to our allowance may be required.

Our preparation of this Quarterly Report on Form 10-Q and other financial statements filed with the SEC requires us to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and notes. Actual results could differ from those estimates and assumptions.

Three Months Ended June 30, 2003
Compared to the Three Months Ended June 30, 2002

Total revenues increased by $2,268, or 2.3%, in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. Lease finance income increased by $473, or 0.6%, due to the increase in the lease portfolio in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. This increase was partially offset by a decrease in the average yield of leases in the portfolio from the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002.

Office equipment placed on rental, with either cancelable or non-cancelable terms, by the IKON marketplaces to customers may be purchased by the Company. During the third quarter of fiscal 2003, the Company purchased operating lease equipment of $10,905 compared to $21,749 during the third quarter of fiscal 2002. The decrease in purchases is due to a decrease in operating rentals written by the IKON marketplaces. Since the Company can service operating rentals more efficiently than the IKON marketplaces, substantially all of the operating rentals written by the IKON marketplaces are purchased by the Company. Rental income increased by $1,501 or 18.4%, during the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002, primarily due to an increase in the lease portfolio on a year-to-year basis.

Other income consists primarily of late payment charges, various billing fees, and interest income on restricted cash. Overall, income from these sources increased by $294, or 6.0%, in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. Various billing fees increased by $647 or 54.0%, which was off set by a decrease in interest income on restricted cash of $169, or 45.4%, in the third quarter of 2003 compared to the third quarter of fiscal 2002, due to the decline in short-term interest rates. Also offsetting the increase was a decrease in late payment charges of $184, or 5.5%, in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002, due to the improvement in the delinquency of the lease portfolio.

Total expenses increased by $25,671, or 45.6%, for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Borrowings to finance the investment in leases in the form of convertible subordinated notes, asset securitization conduit financing, lease-backed notes in the public market net of intercompany receivables due from IKON were $2,659,043 outstanding at June 30, 2003 compared to $2,571,022 outstanding at June 30, 2002. This increase was primarily due to the issuance of $852,085 of lease-backed notes and $350,000 of notes payable offset by the early extinguishment of $205,609 of notes payable and the repayment of $701,082 of lease-backed notes. The Company paid a weighted average interest rate on all borrowings of 4.9% as of June 30, 2003 compared to 6.3% as of June 30, 2002. Primarily as a result of the decrease in the weighted average interest rate on all borrowings, interest expense decreased by $4,860, or 13.0%, in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. In accordance with the 1996 Support Agreement between the Company and IKON, the Company’s debt to equity ratio, including amounts due from IKON, was 5.9 to 1 and 6.0 to 1, at June 30, 2003 and June 30, 2002, respectively.

Lease defaults, net of recoveries, increased by $8,047, or 226.9%, for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Prior to October 1, 2002, the Company was involved in a shared recourse arrangement with the IKON marketplaces. Under that shared recourse arrangement, the Company recorded 35% of the total provision for lease defaults. Effective October 1, 2002, the shared recourse arrangement with IKON marketplaces was terminated, and the Company records 100% of the provision for lease defaults.

Depreciation expense on operating rentals decreased by $48, or 0.7%, for the three months ended June 30, 2003 compared to the three months ended June 30, 2002, due to the volume and mix of leased equipment. General and administrative expenses increased by $2,338, or 26.8%, for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Effective fiscal 2003, the Company is responsible for the cost of the lease sales and marketing staff and certain credit investigation expenses, both of which were previously expensed by the IKON marketplaces.

During the three months ended June 30, 2003, the Company repurchased $205,609 par value of its 9.75% notes due January 15, 2004, for $223,844. As a result, the Company recognized a loss from the early extinguishment of debt, including the write-off of unamortized costs, of $20,194 during the three months ended June 30, 2003.

Income before taxes on income for the third quarter of fiscal 2003 decreased by $23,403, or 54.9%, compared to the third quarter of fiscal 2002 as a result of the items above.

Taxes on income for the third quarter of fiscal 2003 decreased by $13,127, or 77.0%, compared to the third quarter of fiscal 2002. The effective income tax rate was 20% for the three months ended June 30, 2003 and 40% for the three months ended June 30, 2002. The decrease in taxes on income is attributable to the decrease in income before taxes on income for the third quarter of fiscal 2003 as compared to the third quarter of fiscal 2002. Also, the Company’s annual effective income tax rate was decreased from 40% to 36% during the quarter ended June 30, 2003.

Nine Months Ended June 30, 2003
Compared to the Nine Months Ended June 30, 2002

Total revenues increased by $3,957, or 1.3%, for the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002. Lease finance income increased by $1,693, or 0.7%, due to the increase in the lease portfolio for the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002. This increase was partially offset by a decrease in the average yield of leases in the portfolio for the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002.

Office equipment placed on rental, with either cancelable or non-cancelable terms, by the IKON marketplaces to customers, may be purchased by the Company. During the nine months ended June 30, 2003, the Company purchased operating lease equipment of $35,339 compared to $41,663 during the nine months ended June 30, 2002. The decrease in purchases is due to a decrease in operating rentals written by the IKON marketplaces. Since the Company can service operating rentals more efficiently than the IKON marketplaces, substantially all of the operating rentals written by the IKON marketplaces are purchased by the Company. Rental income increased by $4,110, or 16.9% during the nine months ended June 30, 2003, compared to the nine months ended June 30, 2002, due to an increase in the lease portfolio.

Other income consists primarily of late payment charges, various billing fees, and interest income on restricted cash. Overall, income from these sources decreased by $1,846, or 11.6%, in the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002. Interest income on restricted cash decreased by $752, or 49.5%, compared to the nine months ended June 30, 2002, due to the decline in short-term interest rates. Late payment charges decreased by $1,306, or 12.3%, compared to the nine months ended June 30, 2002, primarily due to the improvement in the delinquency of the lease portfolio.

Total expenses increased by $37,455, or 21.9%, during the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002. Borrowings to finance the investment in leases in the form of convertible subordinated notes, asset securitization conduit financing, lease-backed notes in the public market net of intercompany receivables from IKON were $2,659,043 outstanding at June 30, 2003 compared to $2,571,022 outstanding at June 30, 2002. This increase is due primarily to the issuance of $852,085 of lease-backed notes and $350,000 of notes payable offset by the early extinguishment of $215,109 of notes payable and the repayment of $701,082 of lease-backed notes. The Company paid a weighted average interest rate on all borrowings of 4.9% as of June 30, 2003 compared to 6.3% as of June 30, 2002. Primarily as a result of the decrease in the weighted average interest rate on all borrowings, interest expense decreased by $13,145, or 11.5%, during the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002.

Lease defaults, net of recoveries, increased by $23,388, or 204.2%, during the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002. Prior to October 1, 2002, the Company was involved in a shared recourse arrangement with the IKON marketplaces. This arrangement provided for net losses resulting from lease defaults to be shared equally. Effective October 1, 2002, the shared recourse arrangement with IKON marketplaces was terminated, and the Company records the entire provision for lease defaults.

Depreciation expense on operating rentals increased by $2,104, or 10.4%, during the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002, due to the volume and mix of leased equipment. General and administrative expenses increased by $4,816, or 18.9%, during the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002. Effective fiscal 2003, the Company is responsible for the cost of the lease sales and marketing staff and certain credit investigation expenses, both of which were previously expensed by the IKON marketplaces.

During the nine months ended June 30, 2003, the Company repurchased $215,109 par value of its 9.75% notes due January 15, 2004, for $233,442. As a result, the Company recognized a loss from the early extinguishment of debt, including the write-off of unamortized costs, of $20,292 during the nine months ended June 30, 2003.

Income before taxes on income for the nine months ended June 30, 2003 decreased by $33,498, or 26.2%, compared to the nine months ended June 30, 2002 as a result of the items above.

Taxes on income for the nine months ended June 30, 2003 decreased by $17,166, or 33.6%, compared to the nine months ended June 30, 2002. The decrease in income taxes is attributable to the decrease in income before taxes on income for the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002. In addition, the effective income tax rate was 36% for the nine months ended June 30, 2003 and 40% for the nine months ended June 30, 2002.

Contractual Obligations

The following summarizes IOSC’s significant contractual obligations and commitments as of June 30, 2003:

Payments due by

Contractual Obligations	Total	June 30, 2004	June 30, 2006	June 30, 2008	Thereafter

Debt	$ 2,774,805	$ 1,126,010	$ 874,168	$ 774,627
Operating Leases	16,106	2,454	2,029	2,024	$ 9,599

Total	$ 2,790,911	$ 1,128,464	$ 876,197	$ 776,651	$ 9,599

Payments on our debt generally are made from collections of our finance receivables. At June 30, 2003, the Company’s debt was $2,774,805 and net finance receivables were $3,084,978.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.     The Company’s Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, they have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures are reasonably designed to alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in its reports filed or submitted under the Exchange Act.

PART II.  OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

	31.1	Certification of Principal Executive Officer of IOS Capital, LLC pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

	31.2	Certification of Principal Financial Officer of IOS Capital, LLC pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

	32	Certifications of Principal Executive Officer and Principal Financial Officer of IOS Capital, LLC pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

b)	Reports on Form 8-K

On April 24, 2003 the Company filed a Current Report on Form 8-K to file, under Item 5 of the Form, information contained in its parent's press release dated April 24, 2003 regarding its results for the third quarter of fiscal 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.

IOS Capital, LLC Date: August 14, 2003 By: /s/ Harry G. Kozee Name: Harry G. Kozee Title: Vice President - Finance (Principal Financial Officer)