Form 10-K
period 2003-09-30
IOS CAPITAL LLC
filed 2003-12-29
CIK 922255

As filed with the Securities and Exchange Commission on December 29, 2003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2003 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 0-20405

IOS CAPITAL, LLC

(Exact name of registrant as specified in its charter)

Delaware	23-2493042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1738 Bass Road, Macon, Georgia	31210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (478) 471-2300

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Registered debt outstanding as of December 19, 2003 was $2,342,205,539.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE:

None

The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format contemplated thereby.

INDEX*

*	All amounts contained in this annual report on Form 10-K are in thousands unless otherwise noted.

Forward-Looking Information

This Report includes or incorporates by reference information which may constitute forward-looking statements within the meaning of the federal securities laws. Although IOS Capital, LLC (the “Company” or “IOSC”) believes the expectations contained in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove correct. Such forward-looking information is based upon management’s current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the future financial condition and results of the Company and IKON Office Solutions, Inc. (“IKON”). These risks and uncertainties, which apply to both the Company and IKON, include, but are not limited to, risks and uncertainties relating to: the consummation of the announced transaction with General Electric Capital Corporation involving the Company; factors which may affect the Company’s ability to collect amounts due from lessees in order to make payments due in connection with the Company’s lease-backed notes (such as lessee defaults or factors impeding recovery efforts); conducting operations in a competitive environment and a changing industry (which includes technical services and products that are relatively new to the industry and to the Company); delays, difficulties, management transitions and employment issues associated with consolidations and/or changes in business operations, existing and future vendor relationships; risks relating to foreign currency exchange; economic, legal and political issues associated with international operations; the Company’s ability to access capital and meet its debt service requirements (including sensitivity to fluctuations in interest rates); and general economic conditions. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company or IKON.

PART I

Item 1.    Business.

Recent Developments

IKON Office Solutions, Inc. (“IKON”) entered into a definitive asset purchase agreement (the “Agreement”), dated December 10, 2003, by and among IKON, IOS Capital, LLC (“IOSC” or the “Company”) and General Electric Capital Corporation (“GE”), pursuant to which, among other things, GE will acquire certain assets and liabilities of the Company, including, without limitation, the Company’s servicing functions, facilities, systems and processes. As a condition to the consummation of the transactions contemplated by the Agreement, IKON and GE will enter into a program agreement (“Program Agreement”), under which, among other things, GE will become the preferred lease-financing source for IKON’s customers in the United States and Canada. Under the terms of the Agreement, and subject to closing adjustments, IKON will receive approximately $1.5 billion of gross proceeds. The Company is currently a wholly-owned finance subsidiary of IKON.

Before the closing of the transaction with GE, IKON intends to merge the Company into IKON. Immediately after the effectiveness of the merger, IKON will sell certain former assets and liabilities of the Company to GE or one of its affiliates. IKON will retain approximately $1.4 billion of leases and corresponding residuals, of which $1.2 billion are supported by Notes (as defined below) issued by IKON Receivables Funding, LLC (“IRF”), a wholly-owned direct subsidiary of the Company. After the closing, IRF’s Notes and the underlying Lease Receivables (as defined below) will be serviced or sub-serviced by GE or one of its affiliates. IKON will assume the Company’s $350 million 7.25% notes due 2008 (the “2008 Notes”), $300 million 5% convertible notes due 2007 (the “Convertible Notes”) and the remaining $34,714 of 9.75% notes due 2004 (the “2004 Notes”).

The closing of the transaction is subject to execution of the Program Agreement relating to GE’s relationship with IKON as its preferred lease-financing source, as well as execution of other agreements and customary conditions, including receipt of certain third party consents. This description of the transaction, including the Agreement and the Program Agreement, is qualified in its entirety by reference to the full text of the agreements as included with IKON’s current report on Form 8-K as filed with the Securities and Exchange Commission on December 15, 2003. The transaction is expected to close in the second quarter of fiscal 2004. We cannot assure you that the transactions contemplated by the Agreement will occur.

General

IOSC is a wholly-owned finance subsidiary of IKON and was formed in 1987 to provide lease financing to customers of IKON. The Company’s offices are located at 1738 Bass Road, Macon, Georgia, 31210 (telephone number: 478-471-2300).

IKON is a public company headquartered in Malvern, Pennsylvania that integrates imaging systems and services that help businesses manage document workflow and increase efficiency. IKON represents the industry’s broadest portfolio of document management services, outsourcing and professionals services, on-site copy and mailroom management, fleet management, off-site digital printing solutions, and customized workflow and imaging application development. IKON’s fiscal 2003 revenues were approximately $4.7 billion.

The Company is engaged in the business of arranging lease financing primarily for office equipment marketed by IKON’s U.S. marketplaces. During fiscal 2003, 81% of equipment sold by IKON in the United States was financed through the Company.

The equipment financed by the Company consists of copiers, facsimile machines, and related accessories and peripheral equipment, the majority of which are produced by major office equipment manufacturers including Canon, Ricoh, Hewlett-Packard and Océ. Currently, 91% of the equipment financed by the Company represents digital copiers (including color copiers), 5% analog copiers, 1% facsimile machines and 3% other equipment.

The Company’s customer base (which consists primarily of end users of the equipment marketed by IKON) is widely dispersed, with the ten largest customers representing less than 3% of the Company’s total lease portfolio. The typical new lease financed by the Company averages $23 in amount and 51 months in duration. Although 95% of the leases are scheduled for regular monthly payments, customers are also offered quarterly, semi-annual and annual payment terms. In connection with its leasing activities, the Company performs billing, collection, property and sales tax filings, and provides quotes on equipment upgrades and lease-end notification. The Company also provides certain financial reporting services to IKON, such as a monthly report of marketplace leasing activity and related statistics.

Types of Leases

The lease portfolio of the Company includes direct financing leases and funded leases. Direct financing leases are contractual obligations between the Company and the IKON customer (the “customer”) and represented 96% of the Company’s lease portfolio as of September 30, 2003. Funded leases are contractual obligations between IKON and/or IOSC and the customer which have been financed by the Company, but invoiced by IKON. Funded leases represented approximately 4% of the Company’s lease portfolio as of September 30, 2003. IKON has assigned to the Company its rights to the underlying contracts, including the right to receive lease and rental payments as well as a security interest in the related equipment.

Direct financing leases and funded leases are structured as either tax leases (from the Company’s perspective) or conditional sales contracts, depending on the customer’s (or, for funded leases, IKON’s) needs. The customer (or IKON for funded leases) decides which of the two structures is desired. Under either structure, the total cost of the equipment to the customer (or to IKON) is substantially the same (assuming the exercise of the purchase option under a tax lease).

Tax Leases

Tax leases represented 98% of the Company’s lease portfolio as of September 30, 2003. The Company or IKON is considered to be the owner of the equipment for tax purposes during the life of these leases and receives the tax benefit associated with equipment depreciation. Tax leases are structured with a fair market value purchase option. Generally, at the end of the lease term, the customer may return the equipment, continue to rent the equipment or purchase the equipment for its fair market value.

Each tax lease has a stated equipment residual value generally ranging from 0% to 24% of MSRP, depending on equipment model and lease term. As of September 30, 2003, the average equipment residual value for all leases in the Company’s portfolio was 9.8% of retail price. Upon early termination of the lease or at the end of the lease term, the Company charges IKON for the stated residual position, if any, and the equipment is returned to IKON. Any gain or loss on the equipment’s residual value is realized by IKON.

Conditional Sales Contracts

Conditional sales contracts represent the remaining 2% of the leases in the Company’s lease portfolio as of September 30, 2003. Under these arrangements, the customer is considered to be the owner of the equipment for tax purposes and receives any tax benefit associated with equipment depreciation. Each conditional sales contract has a stated residual value of 0% of retail price. Conditional sales contracts are customarily structured with higher monthly lease payments than the tax leases and have a one-dollar purchase option for the equipment at lease-end. Thus, because of the higher monthly payments, the after-tax cost of the equipment to the customer (or, for funded leases, to IKON) under a conditional sales contract is substantially the same as under a tax lease (assuming the exercise of the purchase option). Although the customer has the option of returning or continuing to rent the equipment at lease-end, the customer almost always exercises the one-dollar purchase option at the end of the lease term.

Leased Equipment

The Company offers financing for the cost of office equipment that IKON maintains in inventory for short-term rental to customers. This category of leased equipment also includes equipment currently rented to customers where the rental agreements are considered to be cancelable by the customer, based on the terms and conditions of the rental contracts in effect. Under current operating guidelines, any equipment not physically on rental to customers for a period exceeding 120 continuous days must be repurchased by IKON at its current book value.

Relationship with IKON

There are several agreements and programs between the Company and IKON, which are described below.

Support Agreement

The 1996 Support Agreement between the Company and IKON provides that IKON will make a cash payment to the Company (or an investment in the form of equity or subordinated notes) as needed to comply with two requirements: i) that the Company will maintain a pre-tax interest coverage ratio (income before interest expense and taxes divided by interest expense), so that the Company’s pre-tax income plus interest expense will not be less than 1.25 times fixed charges, and ii) that the Company will maintain a minimum tangible net worth of one-dollar. The 1996 Support Agreement also provides that IKON will maintain 100% direct or indirect ownership of the Company and limits the leverage of debt, net of amounts receivable from IKON, to equity to a maximum of 6.0 to 1.0.

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

Cash Management Program

The Company participates in IKON’s domestic cash management program. Under this program, the Company has an account with IKON through which cash in excess of current operating requirements is temporarily placed on deposit. Similarly, amounts are periodically borrowed from IKON, with interest paid or charged at market rates. The Company was in a net average deposit position with IKON during fiscal 2003 and earned interest income of $4,173 (netted against interest expense) and was in a net average borrowing position with IKON during fiscal 2002 and 2001 and incurred interest expense of $3,009 and $7,788, respectively.

Management Fee

Included in general and administrative expenses are corporate expenses charged by IKON of $2,665, $2,535 and $2,210 in fiscal 2003, 2002 and 2001, respectively. These corporate charges represent management’s estimate of costs incurred by IKON on behalf of IOSC. The increase in corporate charges in fiscal 2003 compared to fiscal 2002 and fiscal 2001 is due to the increase in legal, treasury, tax and marketing support provided by IKON as a result of the increase in the Company’s financing activity.

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

Credit Policies and Loss Experience

Effective October 1, 1999, the Company began a shared recourse arrangement with IKON. This arrangement provided for net losses resulting from lease defaults to be shared equally. The lease default reserve was maintained at the Company and the provisions for lease default were shared between the Company and IKON. On October 1, 1999, lease default reserves and the related deferred tax liability were transferred to the Company from IKON.

Effective October 1, 2002, the shared recourse arrangement with IKON was terminated, and the Company currently records the entire provision for lease defaults. During the fiscal year ended September 30, 2003, IKON transferred a loss reserve of $28,745 to the Company due to the termination of the shared recourse arrangement.

The following table provides a rollforward of changes in the lease default reserve from September 30, 2000 to September 30, 2003:

	IOSC	IKON	Total
Balance at September 30, 2000			$62,266
Provision	$21,413	$39,767	61,180
Write-offs	(64,288)		(64,288)

Balance at September 30, 2001			59,158
Provision	21,835	41,554	63,389
Write-offs	(72,726)		(72,726)

Balance at September 30, 2002			49,821
Provision	60,859		60,859
Transfer from IKON	28,745		28,745
Write-offs	(62,741)		(62,741)

Balance at September 30, 2003			$76,684

During fiscal 2003 and 2002, accounts classified as current (less than 30 days outstanding) ranged from 93% to 96% of the total portfolio balance on a monthly basis. The aging of the Company’s net lease receivables at September 30, 2003 was as follows:

Current	$3,638,095	95.2%
31-60 days	114,646	3.0%
61-90 days	45,858	1.2%
Over 90 days	22,929	0.6%

	3,821,528	100.0%

Less: Unearned income	(690,399)

	$3,131,129

Funding

In June 2003, the Company issued the 2008 Notes with an interest rate of 7.25% (7.43% yield including the original issue discount) which mature on June 30, 2008. Interest is paid on the 2008 Notes semi-annually in June and December beginning December 30, 2003. With the proceeds from the issuance, the Company tendered $205,786 par value of the 2004 Notes, for $224,904, deposited sufficient funds with an escrow agent to defease the remaining $34,891 of the 2004 Notes not tendered and used the remainder of the proceeds for general corporate purposes. Amounts held in escrow to defease the remaining $34,714 of the 2004 Notes at September 30, 2003, are included in restricted cash on the Company’s balance sheets. In the first quarter of fiscal 2003, the Company repurchased $9,500 par value of its 2004 Notes for $9,598. As a result of these repurchases, the Company recognized a loss, including the write-off of unamortized costs, of $20,292, which is included in loss from early extinguishment of debt in the fiscal 2003 consolidated statements of income. In connection with the announced transaction with GE, IKON will assume the obligations relating to the 2008 Notes and the 2004 Notes (see “Recent Developments”).

In fiscal 2003, the Company signed promissory notes and pledged $5,061 of lease receivables for $4,346 of proceeds. During fiscal 2003, the Company repaid $10,592 of the promissory notes. In fiscal 2002, the Company signed promissory notes and pledged $16,755 of lease receivables for $14,259 of proceeds. During fiscal 2002, the Company repaid $8,381 of the promissory notes. These notes have various interest rates ranging from 6.74% to 7.23% with maturities through June 2008.

IOSC has three revolving asset securitization conduit financing agreements (the “Conduits”) totaling $680,000, each with a 364 day term that expires in fiscal 2004, but may be renewed subject to certain provisions. The agreements are structured so that as collections reduce previously pledged or transferred interests in the leases, additional leases can be pledged or transferred.

During fiscal 2003 and 2002, IOSC entered into revolving asset securitization transactions whereby it pledged or transferred $998,691 and $716,533, respectively, of finance receivables for $840,027 and $712,411, respectively, in cash. During fiscal 2003, IOSC repaid $638,645 under its Conduits. Repayments were made with proceeds received from the issuance of the Series 2003-1 Notes described below. In fiscal 2002, IOSC repaid $593,411 under its Conduits. Repayments were made with proceeds from the issuance of the Series 2002-1 Notes described below.

IKON Receivables, LLC (“IR”), a wholly-owned subsidiary of the Company, issued Series 2000-1, 2000-2 and 2001-1 lease-backed notes (collectively, together with the lease-backed notes issued by IRF, the “Notes”) as described below (see “Recent Developments”):

Series	Notes	Issuance Date	Principal Issuance Amount	Principal Amount Outstanding at September 30, 2003	Interest Rate	Stated Maturity Date
2000-1	Class A-l	06/02/00	$130,000		6.99625%	June 2001
	Class A-2	06/02/00	54,000		7.51%	March 2002
	Class A-3	06/02/00	230,000		LIBOR + 0.19%	March 2004
	Class A-4	06/02/00	84,510	$75,542	LIBOR + 0.23%	September 2006

		Sub-Total	498,510	75,542

2000-2	Class A-l	12/07/00	193,532		6.66125%	December 2001
	Class A-2	12/07/00	70,193		6.60%	September 2002
	Class A-3	12/07/00	290,800	49,805	LIBOR + 0.23%	October 2004
	Class A-4	12/07/00	79,906	79,906	LIBOR + 0.27%	July 2007

		Sub-Total	634,431	129,711

2001-1	Class A-l	06/28/01	168,000		3.73375%	July 2002
	Class A-2	06/28/01	41,000		4.16%	March 2004
	Class A-3	06/28/01	260,000	79,885	LIBOR + 0.23%	January 2006
	Class A-4	06/28/01	126,200	126,200	LIBOR + 0.26%	October 2008

		Sub-Total	595,200	206,085

		Total	$1,728,141	$411,338

IRF issued Series 2002-1 and Series 2003-1 lease-backed notes as described below (see “Recent Developments”):

Series	Notes	Issuance Date	Principal Issuance Amount	Principal Amount Outstanding at September 30, 2003	Interest Rate	Stated Maturity Date
2002-1	Class A-1	05/30/02	$171,000		2.044%	June 2003
	Class A-2	05/30/02	46,000		2.91%	February 2005
	Class A-3	05/30/02	266,400	$227,751	3.90%	October 2006
	Class A-4	05/30/02	151,400	151,400	4.68%	November 2009

		Sub-Total	634,800	379,151

2003-1	Class A-1	04/23/03	253,200	134,526	1.30813%	May 2004
	Class A-2	04/23/03	26,700	26,700	1.68%	November 2005
	Class A-3a	04/23/03	206,400	206,400	LIBOR + 0.24%	December 2007
	Class A-3b	04/23/03	206,400	206,400	2.33%	December 2007
	Class A-4	04/23/03	159,385	159,385	3.27%	July 2011

		Sub-Total	852,085	733,411

		Total	$1,486,885	$1,112,562

The Notes are secured by a segregated pool of assets (the “Asset Pool”) that includes a portfolio of chattel paper composed of leases, leases intended as security agreements and installment sales contracts acquired or originated by IOSC (the “Leases”), together with the equipment financing portion of each periodic rental payment due pursuant to the terms of each series of Notes. The Leases, including the security interest of IR or IRF, as the applicable issuer of the Notes (the “Issuer”) in the underlying equipment and other property related to the Leases (such equipment and property herein referred to as the “Equipment”), are referred to as “Lease Receivables.”

The Lease Receivables, including the Equipment, have been transferred to the Issuer and the Lease Receivables have been pledged by the Issuer to the applicable indenture trustee (the “Trustee”) in accordance with the terms of the assignment and servicing agreement applicable to each series of Notes. The Notes are secured solely by the Asset Pool and have no right, title or interest in the Equipment. The sole source of funds available for payment of the Notes are the Asset Pool and any applicable reserve account established in accordance with each applicable indenture and financial guarantee insurance policy. The Trustee has no right, title, or interest in the residual values of any of the Equipment except to the extent of the Issuer’s limited security interest with respect to recoveries on non-performing Leases.

On April 23, 2003, IRF issued $852,085 of lease-backed notes (the “2003 Notes”). Proceeds from the issuance of the 2003 Notes were used to make payments on the Company’s Conduits, repay unsecured credit facility borrowings and increase the Company’s cash balance.

The Notes bear interest from the related issuance date at the stated rates specified above. The variable rate 2000-1 Class A-4, 2000-2 Class A-3, 2000-2 Class A-4, 2001-1 Class A-3, 2001-1 Class A-4, and 2003-1 Class A-3a Notes have been fixed at 7.820%, 6.475%, 6.475%, 4.825%, 5.435% and 2.095%, respectively, through interest rate swaps.

IOSC services the Leases and may delegate its servicing responsibilities to one or more sub-servicers, but such delegation does not relieve IOSC of its liabilities with respect thereto. IOSC retains possession of the Leases and related files.

Interest paid amounted to $130,825, $148,048 and $168,574 for the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

At September 30, 2003 and 2002, the fair value of debt outstanding is estimated to be $2,416,887 and $2,553,006, respectively, using a discounted cash flow analysis.

Future maturities of the Notes, based on contractual maturities of the Leases, for each of the succeeding fiscal years are as follows:

	2000-1 Series Notes	2000-2 Series Notes	2001-1 Series Notes	2002-1 Series Notes	2003-1 Series Notes	Other Notes	Total
2004	$75,542	$129,711	$114,290	$168,835	$268,444	$25,307	$782,129
2005			91,795	128,398	226,286	14,008	460,487
2006				81,918	162,345		244,263
2007					76,336		76,336

	$75,542	$129,711	$206,085	$379,151	$733,411	$39,315	$1,563,215

Other Notes represent unregistered notes issued as part of a note purchase agreement dated December 1, 2001, with a maturity date of September 30, 2008.

Future maturities of all debt outstanding at September 30, 2003 are as follows:

Fiscal
2004	$1,340,276
2005	467,329
2006	247,758
2007	377,308
2008	350,064

$2,782,735

Restricted cash on the consolidated balance sheets represents the cash that has been collected on the Leases that are pledged as collateral for the Notes. This cash must be segregated within two business days into a trust account and the cash is used to pay the principal and interest on the Notes as well as any associated administrative expenses. The level of restricted cash is impacted from one period to the next by the volume of Leases and timing of collections on such Leases. Restricted cash also includes amounts deposited with an escrow agent to defease the 2004 Notes as discussed above. At September 30, 2003, the remaining amount of restricted cash in escrow related to this defeasance, including accrued interest, was $38,446.

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

In 2002, IKON obtained a $300,000 unsecured credit facility (the “Credit Facility”), from a group of lenders. Revolving loans are available to the Company under the Credit Facility. As of September 30, 2003, the Company had no borrowings outstanding under the Credit Facility. The Credit Facility also provides support for letters of credit for the Company and its subsidiaries. As of September 30, 2003, letters of credit supported by the Credit Facility amounted to $27,621. The amount available under the Credit Facility is determined by the level of certain of IKON’s unsecured assets and the open letters of credit for IKON and its subsidiaries. The amount available to the Company under the Credit Facility for borrowings or additional letters of credit was $164,500 as of September 30, 2003.

The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental changes, investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends, intercompany loans and certain restricted payments. The Credit Facility does not affect our ability to continue to securitize lease receivables. The Credit Facility also contains certain financial covenants, including: (i) corporate leverage ratio; (ii) consolidated interest expense ratio; (iii) consolidated asset test ratios; and (iv) limitations on capital expenditures. The Credit Facility contains default provisions customary for facilities of this type. In order to provide certain additional financial flexibility under the corporate leverage ratio, the covenant was modified during the third quarter of 2003 as follows; (i) at September 30, 2003, 3.75 to 1.00; (ii) at December 31, 2003, 3.60 to 1.00; (iii) at March 31, 2004, 3.40 to 1.00 and (iv) at June 30, 2004 and as of the last day of each quarterly period thereafter, 3.00 to 1.00. This covenant measures a ratio of IKON’s corporate non-finance subsidiary debt to IKON’s business earnings (excluding financing income and interest expense associated with their financing operations). As of September 30, 2003, IKON’s corporate leverage ratio was 3.41 to 1.00. IKON’s failure to be in compliance with any material provision of the Credit Facility, including, without limitation, the financial covenants described above, could have a material adverse effect on our liquidity, financial position and results of operations.

During 2003, Moody’s Investor Services (“Moody’s”) lowered IKON’s senior unsecured credit rating from Baa2 to Ba1 (maintaining IKON’s rating under review for further downgrade), and Standard and Poor’s (“S&P”) placed IKON’s BBB- rating on CreditWatch. On August 1, 2003, S&P designated IKON’s BBB- rating with a negative outlook. Furthermore, in December 2003, S&P placed IKON’s ratings on CreditWatch for possible downgrade as a result of the announced sale of certain assets and liabilities of the Company (see “Recent Developments”). IKON’s and the Company’s access to certain credit markets is dependent upon IKON’s credit ratings. Although IKON is currently rated investment grade by S&P, any negative changes to IKON’s credit ratings, including any further downgrades, could reduce or foreclose IKON’s and the Company’s access to certain credit markets and may require that excess cash flows under the Company’s securitization arrangements be used to pay principal amounts outstanding under such arrangements. There is no assurance that these credit ratings can be maintained by IKON or that the credit markets can be readily accessed.

The Company must comply with certain restrictive covenants under the terms of its loan agreements. The Company agrees to maintain earnings before fixed charges of not less than 1.25 times fixed charges, a debt to equity ratio (net of amounts receivable from IKON) of not more than 6.0 to 1.0 and a minimum tangible net worth of one-dollar.

Employees

At September 30, 2003, the Company had approximately 400 employees. The Company believes its relations with its employees are good.

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

The financing activities of the Company are dependent upon sales or leases of office equipment by IKON, who are subject to substantial competition by both independent office equipment dealers and the direct sales forces of office equipment manufacturers. IKON is the largest independent distribution network of office equipment in North America. IKON competes on the basis of technology, performance, price, quality, reliability, distribution, customer service and support.

Item 2.    Properties.

The Company’s operations are located in Macon, Georgia in leased facilities occupying approximately 70,000 square feet. In addition, IKON utilizes approximately 27,000 square feet in adjacent facilities leased by the Company for a corporate-wide data center and IKON’s National Collections Group. The Company uses its facilities for normal operating activities such as lease processing, customer service, billing and collections. Certain specialized services (such as legal, accounting, treasury, tax and audit services) are also performed for the Company at IKON’s corporate headquarters located in Malvern, Pennsylvania. The Company’s facilities are deemed adequate by management to conduct the Company’s business.

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

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

There is currently no market for the Company’s equity securities nor is it anticipated that such a market will develop. The Company paid IKON dividends of $75,000 in fiscal 2003 and $174,501 in fiscal 2002. No dividends were paid in fiscal 2001. The Company and IKON will, from time to time, determine the appropriate capitalization for the Company, which will, in part, affect any future payment of dividends to IKON or capital contributions from IKON to the Company.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to General Instruction I(2)(a) of Form 10-K, the following analysis of the results of operations is presented in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”, we have identified below the accounting principles critical to our business and results of operations. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We discuss these accounting policies at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements contained in this Report on Form 10-K. In addition, we believe our most critical accounting policies include the following:

Residual Values.    IKON and IOSC estimate the residual value of equipment sold under sales-type leases. Our residual values are based on the dollar value of the equipment. Residual values generally range between 0% to 24% of

MSRP, depending on equipment model and lease term. We evaluate residual values quarterly for impairment. Changes in market conditions could cause actual residual values to differ from estimated values, which could accelerate the write-down of the value of the equipment.

Allowance for Receivables.    IOSC maintains an allowance for lease defaults for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of IKON’s customers were to significantly deteriorate, resulting in an impairment of their ability to make required payments, changes to our allowance may be required.

Other Accounting Policies.    Other accounting policies, not involving the same level of significance as those discussed above, are nevertheless important to an understanding of our financial statements. See note 2 to the consolidated financial statements, Significant Accounting Policies, which discusses other accounting policies.

Our preparation of this Report on Form 10-K requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates and assumptions. In addition, certain policies described above may be modified or affected by our announced sale of certain assets and liabilities of the Company to GE (see “Business – Recent Developments”).

Fiscal 2003 Compared with Fiscal 2002

Comparative results of operations for the fiscal years ended September 30, 2003 and 2002 are set forth in the table below.

	Fiscal Year Ended September 30		Increase (Decrease)
	2003	2002	Amount	Percent
Revenues:
Lease finance income	$348,912	$347,531	$1,381	0.4%
Rental income	38,077	33,628	4,449	13.2%
Other income	18,934	19,789	(855)	(4.3)%

	405,923	400,948	4,975	1.2%

Expenses:
Interest	132,166	151,220	(19,054)	(12.6)%
Lease defaults, net of recoveries	51,515	14,445	37,070	256.6%
Depreciation on operating rentals	30,701	28,471	2,230	7.8%
General and administrative	39,754	33,141	6,613	20.0%
Loss on early extinguishment of debt	20,292		20,292	100.0%

	274,428	227,277	47,151	20.7%

Income before taxes on income	131,495	173,671	(42,176)	(24.3)%
Taxes on income	47,580	71,282	(23,702)	(33.3)%

Net income	$83,915	$102,389	$(18,474)	(18.0)%

Revenues

Total revenues increased by $4,975, or 1.2%, in fiscal 2003 compared to fiscal 2002. Lease finance income increased by $1,381, or 0.4%, due to the increase in the lease portfolio of 3.1% from September 30, 2002 to September 30, 2003. This increase was partially offset by a decrease in the average yield on leases in the portfolio from fiscal 2003 to fiscal 2002.

Office equipment placed on rental, with either cancelable or non-cancelable terms, by IKON to customers, may be purchased by the Company. During fiscal 2003 and 2002, IOSC purchased operating lease equipment of $49,898 and $60,759, respectively. The decrease in purchases is due to a decrease in operating rentals written by IKON. Since the Company can service operating rentals more efficiently than IKON, substantially all of the operating rentals written by IKON are purchased by the Company. Rental income increased by $4,449, or 13.2%, during fiscal 2003 compared to fiscal 2002, primarily due to an increase in the lease portfolio on a year-to-year basis.

Other income consists primarily of late payment charges, various billing fees, and interest income on restricted cash. Overall, income from these sources decreased by $855, or 4.3%, in fiscal 2003 compared to fiscal 2002. Interest income on restricted cash decreased by $985, or 51.5%, during fiscal 2003 compared to fiscal 2002, due to the decline in short-term interest rates. Late payment charges decreased by $1,324, or 9.7%, in fiscal 2003 compared to fiscal 2002, primarily due to the improvement in the delinquency of the lease portfolio. These decreases were partially offset by an increase of $1,283 in new revenues earned from trade accounts receivable recovery fees and commissions from an equipment insurance program.

Expenses

Total expenses increased by $47,151, or 20.7%, during fiscal 2003 compared to fiscal 2002. Borrowings to finance the Leases in the form of convertible subordinated notes, Conduits, lease-backed notes in the public market, net of intercompany receivables from IKON, were $2,699,524 at September 30, 2003 compared to $2,582,064 at September 30, 2002. This increase is due primarily to the issuance of $852,085 of 2003 Notes and $350,000 of 2008 Notes partially offset by the early extinguishment of $215,286 of 2004 Notes and the repayment of $979,698 of Notes. The Company paid a weighted average interest rate on all borrowings of 4.6% during fiscal 2003 compared to 6.0% during fiscal 2002. Primarily as a result of the decrease in the weighted average interest rate on all borrowings, interest expense decreased by $19,054, or 12.6%, during fiscal 2003 compared to fiscal 2002.

The provision for lease defaults, net of recoveries, increased by $37,070, or 256.6%, during fiscal 2003 compared to fiscal 2002. Prior to October 1, 2002, the Company was involved in a shared recourse arrangement with IKON. This arrangement provided for net losses resulting from lease defaults to be shared equally. Effective October 1, 2002, the shared recourse arrangement with IKON was terminated, and the Company currently records the entire provision for lease defaults. The Company has improved its collections process, which resulted in the percentage of accounts classified as delinquent (more than 30 days outstanding) to decrease from 6.8% at September 30, 2002 to 4.8% at September 30, 2003.

Depreciation expense on operating rentals increased by $2,230, or 7.8%, during fiscal 2003 compared to fiscal 2002, due to the volume and mix of leased equipment. General and administrative expenses increased by $6,613, or 20.0%, during fiscal 2003 compared to fiscal 2002. Effective fiscal 2003, the Company is responsible for the cost of the lease sales and marketing staff and certain credit investigation expenses, both of which were previously expensed by IKON.

During fiscal 2003, the Company repurchased $215,286 par value of its 2004 Notes, for $234,502. As a result, the Company recognized a loss from the early extinguishment of debt, including the write-off of unamortized costs, of $20,292 during fiscal 2003.

Income Before Taxes on Income

Income before taxes on income for fiscal 2003 decreased by $42,176, or 24.3%, compared to fiscal 2002 as a result of the items discussed above.

Provision for Income Taxes

Taxes on income for fiscal 2003 decreased by $23,702, or 33.3%, compared to fiscal 2002. The decrease in income taxes is attributable to the decrease in income before taxes on income for fiscal 2003 compared to fiscal 2002. In addition, the effective income tax rate was 36.2% for fiscal 2003 and 41.0% for fiscal 2002.

Contractual Obligations

The following summarizes IOSC’s significant contractual obligations and commitments as of September 30, 2003:

	Payments due
Contractual Obligations	Total	Fiscal 2004	Fiscal 2005- Fiscal 2006	Fiscal 2007- Fiscal 2008	Thereafter
Long-term debt	$2,782,735	$1,340,276	$715,087	$727,372
Operating leases	15,163	1,788	2,002	2,032	$9,341

Total	$2,797,898	$1,342,064	$717,089	$729,404	$9,341

Payments on our debt are generally made from collections of our Leases. At September 30, 2003, the Company’s debt was $2,782,735 and net finance receivables were $3,131,129.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The Company incurs debt to fund the origination of Leases for IKON. The interest rates charged on the debt are determined based on current market conditions and may include variable measures of interest rates such as LIBOR. The Company monitors interest rates on debt in order to mitigate exposure to unfavorable variations as compared to the interest rate earned on the pledged Leases. The objective in managing this risk is to achieve fixed-rate financing at the same time the Company establishes the rate to be received by the Company on the Leases. As a result, from time to time, interest rate swaps are utilized to effectively fix the rate on variable rate debt, as opposed to a direct issuance of fixed rate debt. The risk associated with the use of interest rate swaps is the possible inability of the counterparties to meet the terms of their contracts. The Company does not enter into interest rate swap agreements for trading purposes.

The following tables present, as of September 30, 2003 and 2002, information regarding the interest rate swap agreements to which we are a party: (i) the notional amount, (ii) the fixed interest rate payable by the Company, (iii) the variable interest rate payable to the Company by the counterparty under the agreement, (iv) the fair value of the instrument and (v) the maturity date of the agreement.

September 30, 2003
Notional Amount	Fixed Interest Rate	Variable Interest Rate	Fair Value	Maturity Date
$129,711	6.475%	LIBOR	$(5,396)	July 2007
79,885	4.825%	LIBOR + 0.23%	(1,272)	January 2006
126,200	5.435%	LIBOR + 0.26%	(6,262)	October 2008
75,542	7.820%	LIBOR + 0.23%	(2,857)	September 2006
39,314	4.180%	LIBOR	(1,279)	July 2007
206,400	2.095%	LIBOR	(1,571)	December 2007

September 30, 2002
Notional Amount	Fixed Interest Rate	Variable Interest Rate	Fair Value	Maturity Date
$272,463	6.475%	LIBOR	$(13,671)	July 2007
241,592	4.825%	LIBOR + 0.23%	(6,002)	January 2006
86,634	7.802%	LIBOR + 0.19%	(2,536)	March 2004
46,538	6.270%	LIBOR	(314)	August 2003
126,200	5.435%	LIBOR + 0.26%	(8,383)	October 2008
84,510	7.820%	LIBOR + 0.23%	(7,281)	September 2006
66,562	4.180%	LIBOR	(2,096)	November 2007

Item 8.    Financial Statements and Supplementary Data.

The financial statements of IOSC are submitted herewith on Pages F-l through F-16 of this report.

Quarterly Data

The following table shows comparative summarized unaudited quarterly results for fiscal 2003 and 2002.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2003
Lease finance income	$87,336	$86,585	$86,373	$88,618	$348,912
Interest expense	35,799	32,651	32,477	31,239	132,166
Income before taxes on income	37,522	37,467	19,190	37,316	131,495
Net income	22,494	22,500	15,280	23,641	83,915

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2002
Lease finance income	$85,683	$87,018	$85,900	$88,930	$347,531
Interest expense	39,336	37,301	37,337	37,246	151,220
Income before taxes on income	40,737	44,347	42,593	45,994	173,671
Net income	24,442	26,608	25,556	25,783	102,389

The first and third quarters of fiscal 2003 include pre-tax losses from the early extinguishment of debt of $98 and $20,194, respectively.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(No response to this item is required.)

Item 9A.    Evaluation of Disclosure Controls and Procedures.

The Company’s Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, they have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures are reasonably designed to alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in its reports filed or submitted under the Exchange Act.

PART III

Item 14.    Principal Accountant Fees and Services.

(No response to this item is required.)

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1) and (2) Financial Statements

Financial Statements and Schedules other than those listed above are omitted because the required information is included in the financial statements or the notes thereto or because they are inapplicable.

(a) (3) Exhibits

2.1	Certificate of Conversion of IOS Capital, Inc. into IOS Capital, LLC filed on December 23, 2002 as Exhibit 2.1 to the Company’s Registration Statement (Registration No. 333-27141) on Form S-3 (“Form S-3”) is incorporated herein by reference.

3.1	Certificate of Formation of the Company filed on December 23, 2002 as Exhibit 3.1 to the Company’s Form S-3 is incorporated herein by reference.

3.2	Operating Agreement of the Company filed on December 23, 2002 as Exhibit 3.2 to the Company’s Form S-3 is incorporated herein by reference.

4.1	Indenture dated as of July 1, 1995 (the “Indenture”) between the Company and Chase Manhattan Bank, N.A. (formerly Chemical Bank, N.A.), as Trustee, filed as Exhibit 10.8 to IKON’s Form 10-K for the fiscal year ended September 30, 1996 is incorporated herein by reference.

4.2	First Amendment to the Indenture filed as Exhibit 4.2 to the Company’s Form 10-K for the fiscal year ended September 30, 2001 is incorporated herein by reference.

4.3	Second Amendment to the Indenture dated July 1, 1995 between the Company and Chase Manhattan Bank, as Trustee, filed as Exhibit 4.3 to the Company’s Form 8-K dated June 14, 2001 is incorporated herein by reference.

4.4	Third Amendment to the Indenture filed as Exhibit 4.4 of the Company’s 10-K for the fiscal year ended September 30, 2002 is incorporated herein by reference.

4.5	Fourth Amendment to the IOSC Indenture, filed as Exhibit 10.5 to IKON’s Form 10-K for the fiscal year ended September 30, 2003 is incorporated herein by reference.

4.6	Pursuant to Regulation S-K item 601 (b)(4)(iii), the Company agrees to furnish to the Commission, upon request, a copy of instruments defining the rights of holders of long-term debt of the Company.

10.1	Support Agreement, dated as of October 22, 1996, between the Company and IKON (formerly Alco Standard Corporation), filed as Exhibit 10.4 to the Company’s Form 8-K dated November 12, 1996 is incorporated herein by reference.

10.2	Distribution Agreement dated as of June 4, 1997, between the Company and various distribution agents, filed as Exhibit 10.13 to IKON’s Form 10-K for the fiscal year ended September 30, 1997, is incorporated herein by reference.

10.3	Distribution Agreement dated as of June 30, 1995 between the Company and various distribution agents, filed as Exhibit 10.21 to IKON’s Form 10-K for the fiscal year ended September 30, 1995 is incorporated herein by reference.

10.4	Federal Income Tax Allocation Agreement, filed on May 4, 1994, filed as Exhibit 10.1 to the Company’s Registration Statement on Form 10 is incorporated herein by reference.

10.5	Receivables Transfer Agreement dated as of March 28, 2001 among the Company, IKON Funding-3, LLC and Twin Towers, Inc. The Deutsche Bank AG, New York Branch, as agent and the several financial institutions party thereto from time to time, filed as Exhibit 10.54 to IKON’s 2001 Form 10-K is incorporated herein by reference.

10.6	Transfer Agreement dated as of March 28, 2001 between IKON Funding-3, LLC and the Company filed as Exhibit 10.37 to IKON’s 2001 Form 10-K is incorporated herein by reference.

10.7	Receivables Transfer Agreement entered September 19, 2000, among IKON Funding-2, LLC, the Company, Park Avenue Receivables Corporation, the Chase Manhattan Bank and the several financial institutions a party thereto from time to time, filed as Exhibit 10.12 to the Company’s 2000 Form 10-K is incorporated herein by reference.

10.8	Transfer Agreement dated as of September 19, 2001 among IKON Funding-2, LLC and the Company, filed as Exhibit 10.13 to the Company’s 2000 Form 10-K is incorporated herein by reference.

10.9	Receivables Transfer Agreement dated as of December 1, 1998 among IKON Funding-1, LLC, the Company, Market Street Funding Corporation and PNC Bank, National Association, filed as Exhibit 10.9 to IKON’s 1998 Form 10-K is incorporated herein by reference.

10.10	Transfer Agreement dated as of December 1, 1998 between IKON Funding-1, LLC and the Company filed as Exhibit 10.10 to IKON’s 1998 Form 10-K is incorporated herein by reference.

10.11	Indenture, dated as of April 1, 1999 among IKON Receivables, LLC, BNY Midwest Trust Company, as Trustee, and the Company, as Servicer, (the “April 1, 1999 Indenture”) filed as Exhibit 4.1 to the Company’s Form 8-K dated May 25, 1999 is incorporated herein by reference.

10.12	First Supplemental Indenture dated as of May 3, 2002 to the April 1, 1999 Indenture, filed as Exhibit 10.12 to the Company’s 2002 Form 10-K is incorporated herein by reference.

10.13	Indenture, dated as of October 1, 1999 among IKON Receivables, LLC, BNY Midwest Trust Company, as Trustee, and the Company, as Servicer, (the “October 1, 1999 Indenture”) filed as Exhibit 4.1 to the Company’s Form 8-K dated October 21, 1999 is incorporated herein by reference.

10.14	First Supplemental Indenture dated as of May 3, 2002 to the October 1, 1999 Indenture, filed as Exhibit 10.14 to the Company’s 2002 Form 10-K is incorporated herein by reference.

10.15	Indenture, dated as of June 1, 2000 among IKON Receivables, LLC, the Chase Manhattan Bank, as Trustee, and the Company, as Servicer, (the “June 1, 2000 Indenture”) filed as Exhibit 4.1 to the Company’s Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.16	First Supplemental Indenture dated as of May 3, 2002 to the June 1, 2000 Indenture, filed as Exhibit 10.16 to the Company’s 2002 Form 10-K is incorporated herein by reference.

10.17	Indenture, dated as of December 1, 2000 among IKON Receivables, LLC, The Chase Manhattan Bank, as Trustee, and the Company, as Servicer, (the “December 1, 2000 Indenture”) filed as Exhibit 4.1 to IKON Receivables, LLC’s Current Report on Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.18	First Supplemental Indenture dated as of May 3, 2002 to the December 1, 2000 Indenture, filed as Exhibit 10.18 to the Company’s Form 10-K is incorporated herein by reference.

10.19	Indenture, dated as of June 1, 2001, among IKON Receivables, LLC, SunTrust Bank, as Trustee, and the Company, as Servicer, (the “June 1, 2001 Indenture”) filed as Exhibit 4.1 to IKON Receivables, LLC’s Current Report on Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.20	First Supplemental Indenture dated as of May 3, 2002 to the June 1, 2001 Indenture, filed as Exhibit 10.20 to the Company’s Form 10-K is incorporated herein by reference.

10.21	Indenture, dated as of May 1, 2002, among IKON Receivables Funding, LLC, BNY Midwest Trust Company, as Trustee, and the Company, as Servicer, filed as Exhibit 4.1 to IKON Receivables Funding, LLC’s Current Report on Form 8-K dated May 30, 2002 is incorporated herein by reference.

10.22	Assignment and Servicing Agreement, dated as of April 1, 1999, among IKON Receivables, LLC, IKON Receivables-1, LLC, and the Company, as Originator and Servicer, (the “April 1, 1999 Servicing Agreement”) filed as Exhibit 10.1 to the Company’s Form 8-K dated May 25, 1999 is incorporated herein by reference.

10.23	Amendment dated as of May 3, 2002 to the April 1, 1999 Servicing Agreement, filed as Exhibit 10.23 to the Company’s 2002 Form 10-K is incorporated herein by reference.

10.24	Assignment and Servicing Agreement, dated as of October 1, 1999, among IKON Receivables, LLC, IKON Receivables-1, LLC, and the Company, as Originator and Servicer, (the “October 1, 1999 Servicing Agreement”) filed as Exhibit 10.1 to the Company’s Form 8-K dated October 21,1999 is incorporated herein by reference.

10.25	Amendment dated May 3, 2002 to the October 1, 1999 Servicing Agreement, filed as Exhibit 10.25 to the Company’s 2002 Form 10-K is incorporated herein by reference.

10.26	Assignment and Servicing Agreement, dated as of June 1, 2000, (the “June 1, 2000 Servicing Agreement”) among IKON Receivables, LLC, IKON Receivables-1, LLC, and the Company, as Originator and Servicer, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.27	Amendment dated May 3, 2002 to the June 1, 2000 Servicing Agreement, filed as Exhibit 10.27 to the Company’s 2002 Form 10-K is incorporated herein by reference.

10.28	Assignment and Servicing Agreement, dated as of December 1, 2000 (the “December 1, 2000 Servicing Agreement”), among IKON Receivables, LLC, IKON Receivables-1, LLC, and the Company, as Originator and Servicer, filed as Exhibit 10.1 to IKON Receivables, LLC’s Current Report on Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.29	Amendment dated May 3, 2002 to the June 1, 2000 Servicing Agreement, filed as Exhibit 10.29 to the Company’s 2002 Form 10-K is incorporated herein by reference.

10.30	Assignment and Servicing Agreement, dated as of June 1, 2001, among IKON Receivables, LLC, IKON Receivables-1, LLC, and the Company as Originator and Servicer, (the “June 1, 2001 Servicing Agreement”) filed as Exhibit 10.1 to IKON Receivables, LLC’s Current Report on Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.31	Amendment dated May 3, 2002 to the June 1, 2001 Servicing Agreement, filed as Exhibit 10.31 to the Company’s 2002 Form 10-K is incorporated herein by reference.

10.32	Assignment and Servicing Agreement, dated as of May 1, 2002, among IKON Receivables Funding, LLC, IKON Receivables-2, LLC, and the Company as Originator and Servicer, filed as Exhibit 10.1 to IKON Receivables Funding, LLC’s Current Report on Form 8-K dated May 30, 2002 is incorporated herein by reference.

10.33	Indemnification Agreement, dated as of October 7, 1999, among Lehman Brothers, Chase Securities Inc., Deutsche Bank Securities Inc., PNC Capital Markets, Inc., as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to the Company’s Form 8-K dated October 21, 1999 is incorporated herein by reference.

10.34	Indemnification Agreement, dated as of May 25, 1999, among Lehman Brothers, Chase Securities Inc., Deutsche Bank Securities Inc., PNC Capital Markets, Inc., as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to the Company’s Form 8-K dated May 25, 1999 is incorporated herein by reference.

10.35	Indemnification Agreement, dated June 2, 2000, among Chase Securities Inc., Banc of America Securities LLC, Deutsche Banc Alex. Brown, Lehman Brothers Inc., and PNC Capital Markets, Inc., as Underwriters and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to the Company’s Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.36	Indemnification Agreement, dated December 7, 2000, among Chase Securities, Inc., Banc of America Securities LLC, Deutsche Banc Alex. Brown, Lehman Brothers, Inc. and PNC Capital Markets, Inc., as Underwriters and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to IKON Receivables, LLC’s Current Report on Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.37	Indemnification Agreement, dated June 28, 2001, among Deutsche Banc Alex. Brown Inc., Banc of America Securities LLC, J. P. Morgan Securities Inc., Lehman Brothers Inc. and PNC Capital Markets, Inc., as Underwriters and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to IKON Receivables, LLC’s Current Report on Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.38	Indemnification Agreement, dated May 30, 2002, among Banc of America Securities LLC, Lehman Brothers Inc. and First Union Securities LLC, as Underwriters and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to IKON Receivables Funding, LLC’s Current Report on Form 8-K dated May 30, 2002 is incorporated herein by reference.

10.39	Insurance and Indemnity Agreement, dated as of May 25, 1999, among the Company, as Originator and Servicer, IKON Receivables, LLC, IKON Receivables-1, LLC, Harris Trust and Savings Bank and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to the Company’s Form 8-K dated May 25, 1999 is incorporated herein by reference.

10.40	Insurance and Indemnity Agreement, dated as of October 7, 1999, among the Company, as Originator and Servicer, IKON Receivables, LLC, IKON Receivables-1, LLC, Harris Trust and Savings Bank and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to the Company’s Form 8-K dated October 21, 1999 is incorporated herein by reference.

10.41	Insurance and Indemnity Agreement, dated June 2, 2000, among the Company, as Originator and Servicer, IKON Receivables, LLC, IKON Receivables-1, LLC, Bank One, N. A. and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.42	Insurance and Indemnity Agreement, dated December 7, 2000, among the Company, as Originator and Servicer, IKON Receivables, LLC, IKON Receivables-1, LLC, The Chase Manhattan Bank and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to IKON Receivables, LLC’s Current Report on Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.43	Insurance and Indemnity Agreement, dated June 28, 2001, among the Company, as Originator and Servicer, IKON Receivables, LLC, IKON Receivables-1, LLC, SunTrust Bank and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to IKON Receivables, LLC’s Current Report on Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.44	Insurance and Indemnity Agreement, dated May 30, 2002, among the Company, as Originator and Servicer, IKON Receivables Funding, LLC, IKON Receivables-2, LLC, BNY Midwest Trust Company and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to IKON Receivables Funding, LLC’s Current Report on Form 8-K dated May 30, 2002 is incorporated herein by reference.

10.45	Schedule to ISDA Master Agreement (the “Schedule”), between the Chase Manhattan Bank and IKON Receivables, LLC, Credit Support Annex to the Schedule, between the Chase Manhattan Bank and the Issuer, Confirmation to the ISDA Master Agreement for the Class A-3 Notes, between the Chase Manhattan Bank and the Issuer, and Confirmation to the ISDA Master Agreement for the Class A-4 Notes, between the Chase Manhattan Bank and the Issuer, each dated as of June 2, 2000, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.46	Schedule to ISDA Master Agreement (the “Schedule”), between Lehman Brothers Financial Products, Inc. and IKON Receivables, LLC, Credit Support Annex to the Schedule, between Lehman Brothers Financial Products, Inc. and IKON Receivables, LLC, Confirmation to the ISDA Master Agreement for the Class 3b Notes, between Lehman Brothers Financial Products, Inc. and IKON Receivables, LLC, each dated as of October 7, 1999, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated October 21, 1999 is incorporated herein by reference.

10.47	Schedule to ISDA Master Agreement, between Lehman Brothers Special Financing Inc. and IKON Receivables, LLC and Confirmation to the ISDA Master Agreement for the Class A-3 and A-4 Notes, between Lehman Brothers Special Financing, Inc. and IKON Receivables, LLC, each dated as of December 7, 2000, filed as Exhibit 10.4 to IKON Receivables, LLC’s Current Report on Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.48	Schedule to ISDA Master Agreement, between Deutsche Bank AG, New York Branch and the Issuer and Confirmations to the ISDA Master Agreement for Class A-3 and A-4 Notes, between Deutsche Bank AG, New York Branch and the Issuer, each dated as of June 28, 2001, filed as Exhibit 10.4 to IKON Receivables, LLC’s Current Report on Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.49	Amended and Restated Receivables Transfer Agreement dated as of March 31, 2003 among IKON Funding-3, LLC, as Transferor, IOS Capital, LLC, as Originator and Collection Agent, Gemini Securitization Corp., as Conduit Transferee, The Several Financial Institutions party hereto from time to time, as Alternate Transferees, and Deutsche Bank AG, New York Branch, as Administrative Agent, filed as Exhibit 10.2 to IKON’s Form 10-Q for the quarter ended March 31, 2003 is incorporated herein by reference.

10.50	First Amendment, dated as of May 9, 2003, to the Amended and Restated Receivables Transfer Agreement, dated as of March 31, 2003, among IKON Funding -3, LLC, as Transferor, IOS Capital, LLC, as Originator and Collection Agent, Gemini Securitization Corp., as Conduit Transferee, The Several Financial Institutions party hereto from time to time, as Alternate Transferees, and Deutsche Bank AG, New York Branch, as Administrative Agent, filed as Exhibit 10.3 to IKON’s Form 10-Q for the quarter ended March 31, 2003 is incorporated herein by reference.

10.51	Indenture, dated as of April 1, 2003, among the IKON Receivables Funding, LLC, BNY Midwest Trust Company, as Trustee, and IOSC, as Servicer, filed as Exhibit 4.1 to IKON Receivables Funding, LLC’s Form 8-K dated April 23, 2003 is incorporated herein by reference.

10.52	Assignment and Servicing Agreement, dated as of April 1, 2003, among IKON Receivables Funding, LLC, IKON Receivables-2, LLC, and IOSC, as Originator and Servicer, filed as Exhibit 10.1 to IKON Receivables Funding, LLC’s Form 8-K dated April 23, 2003 is incorporated herein by reference.

10.53	Indemnification Agreement, dated April 23, 2003, among Lehman Brothers, Inc., J.P. Morgan Securities, Inc., Bank of America Securities, LLC, Deutsche Bank Securities, Inc., and PNC Capital Markets, Inc., as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to IKON Receivables Funding, LLC’s Form 8-K dated April 23, 2003 is incorporated herein by reference.

10.54	Insurance and Indemnity Agreement, dated April 23, 2003, among IOSC, as Originator and Servicer, IKON Receivables Funding, LLC, IKON Receivables-2, LLC, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to IKON Receivables Funding, LLC’s Form 8-K dated April 23, 2003 is incorporated herein by reference.

10.55	Schedule to ISDA Master Agreement, between Lehman Brothers Special Financing Inc. and IKON Receivables Funding, LLC and Confirmation to the ISDA Master Agreement, between Lehman Brothers Special Financing Inc. and IKON Receivables Funding, LLC, each dated as of April 23, 2003, filed as Exhibit 10.4 to IKON Receivables Funding, LLC’s Form 8-K dated April 23, 2003 is incorporated herein by reference.

12	Ratio of Earnings to Fixed Charges

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K

None.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders

of IKON Office Solutions, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and changes in member’s equity, present fairly, in all material respects, the financial position of IOS Capital, LLC and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, in fiscal 2001.

/s/    PricewaterhouseCoopers LLP

Philadelphia, PA

December 18, 2003

IOS CAPITAL, LLC

CONSOLIDATED BALANCE SHEETS

	September 30
	2003	2002
Assets
Investment in leases:
Direct financing leases, net of lease default reserve of: 2003—$76,684; 2002—$49,821	$3,669,419	$3,364,776
Less: Unearned income	(668,838)	(572,865)

	3,000,581	2,791,911
Funded leases, net of unearned income of: 2003—$21,561; 2002—$44,856	130,548	244,574

	3,131,129	3,036,485

Cash	11,890	10,994
Restricted cash	164,247	115,594
Accounts receivable	79,595	65,107
Prepaid expenses and other assets	22,759	18,236
Due from IKON Office Solutions, Inc. (“IKON”)	83,211
Leased equipment—operating rentals at cost, less accumulated depreciation of: 2003—$49,215; 2002—$42,196	84,000	72,271
Property and equipment at cost, less accumulated depreciation of: 2003—$9,808; 2002—$9,406	987	1,329

Total assets	$3,577,818	$3,320,016

Liabilities and Member’s Equity
Liabilities:
Accounts payable and accrued expenses	$46,086	$65,567
Accrued interest	18,386	17,045
Due to IKON		1,566
Convertible subordinated notes	300,000	300,000
Notes payable	405,638	277,170
Lease-backed notes	1,563,215	1,690,828
Asset securitization conduit financing	513,882	312,500
Deferred tax liabilities	278,770	224,657

Total liabilities	3,125,977	2,889,333

Commitments and contingencies

Member’s equity:
Contributed capital	179,796	179,796
Retained earnings	283,972	275,057
Accumulated other comprehensive loss	(11,927)	(24,170)

Total member’s equity	451,841	430,683

Total liabilities and member’s equity	$3,577,818	$3,320,016

See notes to consolidated financial statements.

IOS CAPITAL, LLC

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended September 30
	2003	2002	2001
Revenues:
Lease finance income	$348,912	$347,531	$321,866
Rental income	38,077	33,628	31,573
Other income	18,934	19,789	23,974

	405,923	400,948	377,413

Expenses:
Interest	132,166	151,220	166,926
Lease defaults, net of recoveries	51,515	14,445	15,755
Depreciation on operating rentals	30,701	28,471	26,414
General and administrative	39,754	33,141	31,152
Loss from early extinguishment of debt	20,292

	274,428	227,277	240,247

Income before taxes on income	131,495	173,671	137,166
Taxes on income	47,580	71,282	52,428

Net income	$83,915	$102,389	$84,738

See notes to consolidated financial statements.

IOS CAPITAL, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30
	2003	2002	2001
Cash Flows from Operating Activities
Net income	$83,915	$102,389	$84,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,712	36,521	35,498
Provision for deferred income taxes	44,709	78,364	43,232
Provision for lease default reserves	60,859	21,835	21,413
Loss from early extinguishment of debt	20,292
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(14,488)	26,668	9,914
Increase in prepaid expenses and other assets	(13,528)	(14,555)	(6,540)
Increase (decrease) in accounts payable and accrued expenses	1,406	(2,105)	(27,939)
Increase (decrease) in accrued interest	1,342	3,172	(1,648)

Net cash provided by operating activities	223,219	252,289	158,668

Cash Flows from Investing Activities
Purchases of equipment	(49,898)	(60,759)	(36,010)
Proceeds from terminations of leased equipment	7,408	11,626	7,499
Investment in leases:
Additions	(1,814,332)	(1,707,074)	(1,921,775)
Cancellations	269,909	310,860	313,218
Collections	1,360,174	1,316,332	1,412,950

Net cash used in investing activities	(226,739)	(129,015)	(224,118)

Cash Flows from Financing Activities
Proceeds from asset securitization conduit financing	840,027	712,411	648,500
Payments on asset securitization conduit financing	(638,645)	(593,411)	(1,037,795)
Proceeds from issuance of notes payable	350,000		250,000
Payments on notes payable	(233,423)
Payments on medium term notes		(82,000)	(486,500)
Short-term borrowings, net of (repayments)	(6,246)	5,878	21,292
Proceeds from issuance of lease-backed notes	852,085	720,289	1,226,761
Payments on lease-backed notes	(979,698)	(826,850)	(699,883)
Proceeds from issuance of convertible subordinated notes		300,000
(Increase) decrease in restricted cash	(48,653)	11,267	(34,947)
Capital contributions from IKON			30,381
Dividends to IKON	(75,000)	(174,501)
Change in due to/from IKON, net	(56,031)	(201,419)	159,699

Net cash provided by (used in) financing activities	4,416	(128,336)	77,508

Net increase (decrease) in cash	896	(5,062)	12,058
Cash at beginning of year	10,994	16,056	3,998

Cash at end of year	$11,890	$10,994	$16,056

See notes to consolidated financial statements.

IOS CAPITAL, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY

	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Member’s Equity	Total Comprehensive Income
Balance at September 30, 2000	$149,415	$262,431		$411,846
Net income		84,738		84,738	$84,738
Capital contributions from IKON	30,381			30,381
Cumulative effect of change in accounting principle for derivative and hedging activities (SFAS 133), net of tax expense of $2,314			$(3,471)	(3,471)	(3,471)
Loss on derivative financial instruments, net of tax benefit of $17,934			(26,903)	(26,903)	(26,903)

Total comprehensive income					54,364

Balance at September 30, 2001	179,796	347,169	(30,374)	496,591
Net income		102,389		102,389	102,389
Dividends to IKON		(174,501)		(174,501)
Gain on derivative financial instruments, net of tax expense of $4,135			6,204	6,204	6,204

Total comprehensive income					108,593

Balance at September 30, 2002	179,796	275,057	(24,170)	430,683
Net income		83,915		83,915	83,915
Dividends to IKON		(75,000)		(75,000)
Gain on derivative financial instruments, net of tax expense of $9,405			12,243	12,243	12,243

Total comprehensive income					$96,158

Balance at September 30, 2003	$179,796	$283,972	$(11,927)	$451,841

See notes to consolidated financial statements.

IOS CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS

IOS Capital, LLC (“IOSC” or the “Company”), was formed in 1987 to provide lease financing to customers of IKON Office Solutions, Inc. (“IKON”). The Company’s offices are located at 1738 Bass Road, Macon, Georgia, 31210 (telephone number: 478-471-2300). The Company is a wholly-owned subsidiary of IKON.

IKON is a public company headquartered in Malvern, Pennsylvania that integrates imaging systems and services that help businesses manage document workflow and increase efficiency. IKON represents the industry’s broadest portfolio of document management services, outsourcing and professional services, on-site copy and mailroom management, fleet management, off-site digital printing solutions, and customized workflow and imaging application development. IKON’s fiscal 2003 revenues were approximately $4.7 billion.

The Company is engaged in the business of arranging lease financing primarily for office equipment marketed by IKON’s U.S. marketplaces. During fiscal 2003, 81% of equipment sold by IKON in the United States was financed through the Company.

The equipment financed by the Company consists of copiers, facsimile machines, and related accessories and peripheral equipment, the majority of which are produced by major office equipment manufacturers including Canon, Ricoh, Hewlett-Packard and Océ. Currently 91% of the equipment financed by the Company represents digital copiers (including color copiers), 5% analog copiers, 1% facsimile machines and 3% other equipment.

The Company’s customer base (which consists primarily of end users of the equipment marketed by IKON) is widely dispersed, with the ten largest customers representing less than 3% of the Company’s total lease portfolio. The typical new lease financed by the Company averages $23 in amount and 51 months in duration. Although 95% of the leases are scheduled for regular monthly payments, customers are also offered quarterly, semi-annual and annual payment terms. In connection with its leasing activities, the Company performs billing, collection, property and sales tax filings, and provides quotes on equipment upgrades and lease-end notification. The Company also provides certain financial reporting services to IKON, such as a monthly report of marketplace leasing activity and related statistics.

2.     SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates and assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Lease finance income and rental income are recognized over the related lease term. Revenue from other income is recognized in the period earned.

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

The Company follows Statement of Financial Accounting Standards (“SFAS”) 133, as amended, which requires that all derivatives be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or Other Comprehensive Income (Loss) (“OCI”) depending on the type of hedging instrument and the effectiveness of those hedges.

All of the derivatives used by IOSC as hedges are highly effective as defined by SFAS 133 because all of the critical terms of the derivatives match those of the hedged item. All of the derivatives used by IOSC have been designated as cash flow hedges at the time they were executed. All derivatives are adjusted to their fair market values at the end of each quarter. Unrealized net gains and losses for cash flow hedges are recorded in OCI.

As of September 30, 2003, all of IOSC’s derivatives designated as hedges are interest rate swaps which qualify for evaluation using the “short cut” method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. IOSC uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if it had issued fixed rate notes. During the year ended September 30, 2003, unrealized net gains totaling $12,243, after taxes, were recorded in OCI.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash

Restricted cash on the consolidated balance sheets represents the cash that has been collected on the Leases (as defined below) that are pledged as collateral for lease-backed notes (“Notes”). This cash must be segregated within two business days into a trust account and the cash is used to pay the principal and interest on Notes as well as any associated administrative expenses. The level of restricted cash is impacted from one period to the next by the volume of Leases and timing of collections on such Leases. Restricted cash also includes amounts deposited with an escrow agent to defease $34,891 of the Company’s 9.75% Notes, as discussed in note 6 of the consolidated financial statements. At September 30, 2003, the remaining amount of restricted cash in escrow related to this defeasance, including accrued interest, was $38,446.

IKON Stock

Pursuant to the terms of the convertible debt issued on May 13, 2002, the Company may be required to cause IKON to deliver IKON common stock to satisfy all or a portion of its obligation if the debt holders exercise their conversion option. While at this time the Company does not hold any IKON stock, the Company’s policy is to account for such stock as treasury stock, which would be presented as a contra equity account reducing the Company’s contributed capital.

3.    AGREEMENT BETWEEN IOSC AND IKON

Cash Management Program

The Company participates in IKON’s domestic cash management program. Under this program, the Company has an account with IKON through which cash in excess of current operating requirements is temporarily placed on deposit. Similarly, amounts are periodically borrowed from IKON, with interest paid or charged at market rates. The Company was in a net average deposit position with IKON during fiscal 2003 and earned interest income of $4,173 (netted against interest expense), and was in a net average borrowing position with IKON during fiscal 2002 and 2001 and incurred interest expense of $3,009 and $7,788, respectively.

Management Fee

Included in general and administrative expenses are corporate expenses charged by IKON of $2,665, $2,535 and $2,210 in fiscal 2003, 2002 and 2001, respectively. These corporate charges represent management’s estimate of costs incurred by IKON on behalf of IOSC for legal, treasury, tax and marketing support.

Lease Defaults

Effective October 1, 1999, the Company began a shared recourse arrangement with IKON. This arrangement provided for net losses resulting from lease defaults to be shared equally. The lease default reserve was maintained at the Company and the provisions for lease default were shared between the Company and IKON. On October 1, 1999, lease default reserves and the related deferred tax liability were transferred to the Company from IKON.

Effective October 1, 2002, the shared recourse arrangement with IKON was terminated, and the Company currently records the entire provision for lease defaults. During the fiscal year ended September 30, 2003, IKON transferred a loss reserve of $28,745 to the Company due to the termination of the shared recourse arrangement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a rollforward of changes in the lease default reserve from September 30, 2000 to September 30, 2003:

	IOSC	IKON	Total
Balance at September 30, 2000			$62,266
Provision	$21,413	$39,767	61,180
Write-offs	(64,288)		(64,288)

Balance at September 30, 2001			59,158
Provision	21,835	41,554	63,389
Write-offs	(72,726)		(72,726)

Balance at September 30, 2002			49,821
Provision	60,859		60,859
Transfer from IKON	28,745		28,745
Write-offs	(62,741)		(62,741)

Balance at September 30, 2003			$76,684

The 1996 Support Agreement

The 1996 Support Agreement between the Company and IKON provides that IKON will make a cash payment to the Company (or an investment in the form of equity or subordinated notes) as needed to comply with two requirements: i) that the Company will maintain a pre-tax interest coverage ratio (income before interest expense and taxes divided by interest expense), so that the Company’s pre-tax income plus interest expense will not be less than 1.25 times fixed charges, and ii) that the Company will maintain a minimum tangible net worth of one-dollar. The 1996 Support Agreement also provides that IKON will maintain 100% direct or indirect ownership of the Company and limits the leverage of debt, net of amounts receivable from IKON, to equity to a maximum of 6.0 to 1.0.

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

4.    UNSECURED CREDIT FACILITY

In 2002, IKON obtained a $300,000 unsecured credit facility (the “Credit Facility”), with a group of lenders. Revolving loans are available to the Company under the Credit Facility. As of September 30, 2003, the Company had no borrowings outstanding under the Credit Facility. The Credit Facility also provides support for letters of credit for the Company and its subsidiaries. As of September 30, 2003, letters of credit supported by the Credit Facility amounted to $27,621. The amount available under the Credit Facility is determined by the level of certain of IKON’s unsecured assets and the open letters of credit for IKON and its subsidiaries. The amount available to the Company under the Credit Facility for borrowings or additional letters of credit was $164,500 as of September 30, 2003.

The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental changes, investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends, intercompany loans and certain restricted payments. The Credit Facility does not affect our ability to continue to securitize lease receivables. The Credit Facility also contains certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial covenants including: (i) corporate leverage ratio; (ii) consolidated interest expense ratio; (iii) consolidated asset test ratios; and (iv) limitations on capital expenditures. The Credit Facility contains default provisions customary for facilities of this type. In order to provide certain additional financial flexibility under the corporate leverage ratio, the covenant was modified during the third quarter of 2003 as follows: (i) at September 30, 2003, 3.75 to 1.00; (ii) at December 31, 2003, 3.60 to 1.00; (iii) at March 31, 2004, 3.40 to 1.00 and (iv) at June 30, 2004 and as of the last day of each quarterly period thereafter, 3.00 to 1.00. This covenant measures a ratio of the IKON’s corporate non-finance subsidiary debt to IKON’s business earnings (excluding financing income and interest expense associated with their financing operations). As of September 30, 2003, IKON’s corporate leverage ratio was 3.41 to 1.00. IKON’s failure to be in compliance with any material provision of the Credit Facility, including, without limitation, the financial covenants described above, could have a material adverse effect on our liquidity, financial position and results of operations.

During 2003, Moody’s Investor Services (“Moody’s”) lowered IKON’s senior unsecured credit rating from Baa2 to Ba1 (maintaining IKON’s rating under review for further downgrade) and Standard and Poor’s (“S&P”) placed IKON’s BBB- rating on CreditWatch. On August 1, 2003, S&P designated IKON’s BBB- rating with a negative outlook. Furthermore, in December 2003, S&P placed IKON’s ratings on CreditWatch for possible downgrade as a result of the announced sale of certain assets and liabilities of the Company (as discussed in note 12). IKON’s and the Company’s access to certain credit markets is dependent upon IKON’s credit ratings. Although IKON is currently rated investment grade by S&P, any negative changes to IKON’s credit ratings, including any further downgrades, could reduce or foreclose IKON’s and the Company’s access to certain credit markets and may require that excess cash flows under the Company’s securitization arrangements be used to pay principal amounts outstanding under such arrangements. There is no assurance that these credit ratings can be maintained by IKON or that the credit markets can be readily accessed.

5.    INVESTMENT IN LEASES

The Company’s lease portfolio contains direct financing leases and funded leases. Direct financing leases include noncancelable lease agreements which are serviced by the Company. The Company’s funded leases include certain internal lease portfolios and noncancelable rental contracts for IKON, which have been financed by the Company. Under the terms of these funded leases, IKON maintains the contractual relationship with the third-party customer. IKON has assigned to the Company, with full recourse, its rights under the underlying contracts including the right to receive lease and rental payments and a security interest in the related equipment.

At September 30, 2003, aggregate future minimum payments to be received, including residual values, for each of the succeeding fiscal years, under direct financing and funded leases are as follows:

	Net Leases	Residual	Investment in Leases
2004	$1,223,421	$169,642	$1,393,063
2005	975,131	135,214	1,110,345
2006	691,947	95,947	787,894
2007	375,370	52,050	427,420
2008	149,757	20,766	170,523
2009	6,343	879	7,222
2010	1,533	212	1,745

	$3,423,502	$474,710	$3,898,212
Less: Unearned income	(612,690)	(77,709)	(690,399)

	2,810,812	397,001	3,207,813
Less: Lease default reserve	(67,194)	(9,490)	(76,684)

	$2,743,618	$387,511	$3,131,129

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    MEDIUM TERM NOTES, CONVERTIBLE SUBORDINATED NOTES, ASSET SECURITIZATION CONDUIT FINANCING AND OTHER NOTES

In June 2003, the Company issued $350,000 of notes payable with an interest rate of 7.25% (7.43% yield including the original issue discount) which mature on June 30, 2008. Interest is paid on the notes semi-annually in June and December beginning December 30, 2003. With the proceeds from the issuance, the Company tendered $205,786 par value of its 9.75% notes due June 15, 2004, for $224,904, deposited sufficient funds with an escrow agent to defease the remaining $34,891 of 9.75% notes not tendered and used the remainder of the proceeds for general corporate purposes. Amounts held in escrow to defease the remaining $34,714 of 9.75% notes at September 30, 2003, are included in restricted cash on the Company’s balance sheets. In the first quarter of fiscal 2003, the Company repurchased $9,500 par value of its 9.75% notes due 2004 for $9,598. As a result of these repurchases, the Company recognized a loss, including the write-off of unamortized costs, of $20,292, which is included in loss from early extinguishment of debt in the fiscal 2003 consolidated statements of income.

In fiscal 2003, the Company signed promissory notes and pledged $5,061 of lease receivables for $4,346 of proceeds. During fiscal 2003, the Company repaid $10,592 of the promissory notes. In fiscal 2002, the Company signed promissory notes and pledged $16,755 of lease receivables for $14,259 of proceeds. During fiscal 2002, the Company repaid $8,381 of the promissory notes. These notes have various interest rates ranging from 6.74% to 7.23% with maturities through June 2008.

IOSC has three revolving asset securitization conduit financing agreements (“Conduits”) totaling $680,000, each with a 364 day term that expires in fiscal 2004, but may be renewed subject to certain provisions. The agreements are structured so that as collections reduce previously pledged or transferred interests in the leases, additional leases can be pledged or transferred.

During fiscal 2003 and 2002, IOSC entered into revolving asset securitization transactions whereby it pledged or transferred $998,691 and $716,533, respectively, of finance receivables for $840,027 and $712,411, respectively, in cash. During fiscal 2003, IOSC repaid $638,645 under its Conduits. Repayments were made with proceeds received from the issuance of the Series 2003-1 Notes described below. In fiscal 2002, IOSC repaid $593,411 under its Conduits. Repayments were made with proceeds from the issuance of the Series 2002-1 Notes described below.

Interest paid amounted to $130,825, $148,048 and $168,574 for the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

At September 30, 2003 and 2002, the fair value of debt outstanding is estimated to be $2,416,887 and $2,553,006, respectively, using a discounted cash flow analysis.

Future maturities of all debt outstanding at September 30, 2003 are as follows:

Fiscal
2004	$1,340,276
2005	467,329
2006	247,758
2007	377,308
2008	350,064

$2,782,735

The Company may offer notes from time to time under its medium term note program. These notes are offered at varying maturities of nine months or more from their dates of issue and may be subject to redemption at the option of the Company, in whole or in part, prior to the maturity date in conjunction with meeting specified provisions. Interest rates are determined based on market conditions at the time of issuance. As of September 30, 2003, the Company had no medium term notes outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company must comply with certain restrictive covenants under the terms of its loan agreements. The Company agrees to maintain earnings before fixed charges of not less than 1.25 times fixed charges, a debt to equity ratio (net of amounts receivable from IKON) of not more than 6.0 to 1.0 and a minimum tangible net worth of one-dollar.

7.    LEASE-BACKED NOTES

IKON Receivables, LLC, (“IR”), a wholly-owned subsidiary of the Company, issued Series 2000-1, 2000-2 and 2001-1 lease-backed notes (collectively, together with the lease-backed notes issued by IKON Receivables Funding, LLC (“IRF”), a wholly-owned subsidiary of the Company, the “Notes”) as described below:

Series	Notes	Issuance Date	Principal Issuance Amount	Principal Amount Outstanding at September 30, 2003	Interest Rate	Stated Maturity Date
2000-1	Class A-l	06/02/00	$130,000		6.99625%	June 2001
	Class A-2	06/02/00	54,000		7.51%	March 2002
	Class A-3	06/02/00	230,000		LIBOR + 0.19%	March 2004
	Class A-4	06/02/00	84,510	$75,542	LIBOR + 0.23%	September 2006

		Sub-Total	498,510	75,542

2000-2	Class A-l	12/07/00	193,532		6.66125%	December 2001
	Class A-2	12/07/00	70,193		6.60%	September 2002
	Class A-3	12/07/00	290,800	49,805	LIBOR + 0.23%	October 2004
	Class A-4	12/07/00	79,906	79,906	LIBOR + 0.27%	July 2007

		Sub-Total	634,431	129,711

2001-1	Class A-l	06/28/01	168,000		3.73375%	July 2002
	Class A-2	06/28/01	41,000		4.16%	March 2004
	Class A-3	06/28/01	260,000	79,885	LIBOR + 0.23%	January 2006
	Class A-4	06/28/01	126,200	126,200	LIBOR + 0.26%	October 2008

		Sub-Total	595,200	206,085

		Total	$1,728,141	$411,338

IRF issued Series 2002-1 and Series 2003-1 Notes as described below:

Series	Notes	Issuance Date	Principal Issuance Amount	Principal Amount Outstanding at September 30, 2003	Interest Rate	Stated Maturity Date
2002-1	Class A-1	05/30/02	$171,000		2.044%	June 2003
	Class A-2	05/30/02	46,000		2.91%	February 2005
	Class A-3	05/30/02	266,400	$227,751	3.90%	October 2006
	Class A-4	05/30/02	151,400	151,400	4.68%	November 2009

		Sub-Total	634,800	379,151

2003-1	Class A-1	04/23/03	253,200	134,526	1.30813%	May 2004
	Class A-2	04/23/03	26,700	26,700	1.68%	November 2005
	Class A-3a	04/23/03	206,400	206,400	LIBOR + 0.24%	December 2007
	Class A-3b	04/23/03	206,400	206,400	2.33%	December 2007
	Class A-4	04/23/03	159,385	159,385	3.27%	July 2011

		Sub-Total	852,085	733,411

		Total	$1,486,885	$1,112,562

The Notes are secured by a segregated pool of assets (the “Asset Pool”) that includes a portfolio of chattel paper composed of leases, leases intended as security agreements and installment sales contracts acquired or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

originated by IOSC (the “Leases”), together with the equipment financing portion of each periodic rental payment due pursuant to the terms of each series of Notes. The Leases, including the security interest of IR or IRF as the applicable issuer of the Notes (the “Issuer”) in the underlying equipment and other property related to the Leases (such equipment and property herein referred to as the “Equipment”), as referred to as “Lease Receivables.”

The Lease Receivables, including the Equipment, have been transferred to the Issuer and the Lease Receivables have been pledged by the Issuer to the applicable indenture trustee (the “Trustee”) in accordance with the terms of the assignment and servicing agreement applicable to each series of Notes. The Notes are secured solely by the Asset Pool and have no right, title or interest in the Equipment. The sole source of funds available for payment of the Notes are the Asset Pool and any applicable reserve account established in accordance with each applicable indenture and financial guarantee insurance policy. The Trustee has no right, title, or interest in the residual values of any of the Equipment except to the extent of the Issuer’s limited security interest with respect to recoveries on non-performing Leases.

On April 23, 2003, IRF issued $852,085 of lease-backed notes (the “2003 Notes”). Proceeds from the issuance of the 2003 Notes were used to make payments on the Company’s Conduits, repay unsecured credit facility borrowings and increase the Company’s cash balance.

The Notes bear interest from the related issuance date at the stated rates specified above. The variable rate 2000-1 Class A-4, 2000-2 Class A-3, 2000-2 Class A-4, 2001-1 Class A-3, 2001-1 Class A-4 and 2003-1 Class A-3a Notes have been fixed at 7.820%, 6.475%, 6.475%, 4.825%, 5.435% and 2.095%, respectively, through interest rate swaps.

IOSC services the Leases and may delegate its servicing responsibilities to one or more sub-servicers, but such delegation does not relieve IOSC of its liabilities with respect thereto. IOSC retains possession of the Leases and related files.

Future maturities of the Notes, based on contractual maturities of the Leases, for each of the succeeding fiscal years are as follows:

	2000-1 Series Notes	2000-2 Series Notes	2001-1 Series Notes	2002-1 Series Notes	2003-1 Series Notes	Other Notes	Total
2004	$75,542	$129,711	$114,290	$168,835	$268,444	$25,307	$782,129
2005			91,795	128,398	226,286	14,008	460,487
2006				81,918	162,345		244,263
2007					76,336		76,336

	$75,542	$129,711	$206,085	$379,151	$733,411	$39,315	$1,563,215

Other Notes represent unregistered lease-backed notes issued as part of a note purchase agreement dated December 1, 2001 with a maturity date of September 30, 2008.

8.    LEASE COMMITMENTS

Total rent expense under all operating leases aggregated $3,410, $3,504 and $1,988 in fiscal 2003, 2002 and 2001, respectively. At September 30, 2003, future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year for each of the succeeding fiscal years are as follows: 2004—$1,788; 2005—$1,001; 2006—$1,001; 2007—$1,009; 2008—$1,023; and thereafter—$9,341.

9.    INCOME TAXES

During fiscal 2002, the Company converted into a limited liability company and is therefore treated as a disregarded entity for tax purposes. The Company and IKON are treated as a single entity for tax purposes. Taxable income of the Company is included in the consolidated federal income tax return of IKON and all estimated tax payments and refunds, if any, are made through IKON. The federal provision for income taxes was determined as if the Company was a separate taxpayer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Provision for income taxes:

	Fiscal Year Ended September 30
	2003		2002		2001
	Current	Deferred	Current	Deferred	Current	Deferred
Federal		$44,634	$(7,195)	$67,806	$7,480	$39,855
State	$2,871	75	113	10,558	1,716	3,377

Total	$2,871	$44,709	$(7,082)	$78,364	$9,196	$43,232

The components of deferred income tax assets and liabilities were as follows:

	September 30
	2003	2002
Deferred tax assets:
Accrued liabilities	$16,290	$26,981
Derivatives and hedging activities under SFAS 133	6,709	16,113
Net operating loss and alternative minimum tax credit carryforwards	205,769	181,662

Total deferred tax assets	228,768	224,756
Valuation allowance	468	663

Net deferred tax assets	228,300	224,093
Deferred tax liabilities:
Depreciation	7,053	3,541
Lease income recognition	500,017	445,209

Total deferred tax liabilities	507,070	448,750

Net deferred tax liabilities	$278,770	$224,657

Net operating loss carryforwards consist primarily of federal carryforwards of approximately $357,014, which will expire in fiscal 2023. Credit carryforwards consist primarily of federal and state alternative minimum tax credits of approximately $80,346 (with no expiration date). A valuation allowance has been established against certain state alternative minimum tax credit carryforwards. The reduction in the valuation allowance is due to the utilization of state AMT credit carryforwards for which a valuation allowance had been established.

The components of the effective income tax rate were as follows:

	Fiscal Year Ended September 30
	2003	2002	2001
Taxes at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.5	6.1	3.3
Other	(0.3)	(0.1)	(0.1)

Effective income tax rate	36.2%	41.0%	38.2%

The decrease in state taxes was due to the conversion to an LLC in fiscal 2002. The state tax provision is computed on a consolidated basis, with no legal liability to the Company as an LLC. The Company made net income tax payments, including amounts paid to IKON, of $349, $194 and $8,775 in fiscal years 2003, 2002 and 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    PENSION AND STOCK PURCHASE PLAN

The Company participates in IKON’s defined benefit pension plan covering the majority of its employees. The benefits generally are based on years of service and compensation. The Company’s policy is to fund pension costs as accrued. Pension expense was $349, $209 and $189 in fiscal 2003, 2002 and 2001, respectively.

The majority of our employees are eligible to participate in our Retirement Savings Plan (“RSP”). The RSP allows employees to invest 1% to 16% of regular compensation before taxes in nine different investment funds. Effective January 1, 2003, IKON reduced its matching contribution to an amount equal to 50% of the employees’ investment, up to 6% of regular compensation, for a maximum Company match of 3%. Substantially all of our contributions are invested in IKON common stock. However, effective November 1, 2002, RSP participants with at least two years of employment may elect to allocate the Company’s matching contribution in investment options other than IKON common stock. Employees vest in a percentage of IKON’s contribution after two years of service, with full vesting at the completion of five years of service. Total expense related to the plans was $322, $302, and $304 in fiscal 2003, 2002 and 2001, respectively. Prior to January 1, 2003, we contributed an amount equal to two-thirds of the employees’ investment, up to 6% of regular compensation, for a maximum Company match of 4%.

11.    FINANCIAL INSTRUMENTS

The Company incurs debt to fund the origination of Leases for IKON. The interest rates charged on the debt are determined based on current market conditions and may include variable measures of interest rates such as LIBOR. The Company monitors interest rates on debt in order to mitigate exposure to unfavorable variations as compared to the interest rate earned on the pledged Leases. The objective in managing this risk is to achieve fixed-rate financing at the same time the Company establishes the rate to be received by the Company on the Leases. As a result, from time to time interest rate swaps are utilized to effectively fix the rate on variable rate debt, as opposed to a direct issuance of fixed rate debt. The risk associated with the use of interest rate swaps is the possible inability of the counterparties to meet the terms of their contracts. The Company does not enter into interest rate swap agreements for trading purposes.

The following tables present, as of September 30, 2003 and 2002, information regarding the interest rate swap agreements to which we are a party: (i) the notional amount, (ii) the fixed interest rate payable by the Company, (iii) the variable interest rate payable to the Company by the counterparty under the agreement, (iv) the fair value of the instrument and (v) the maturity date of the agreement.

September 30, 2003
Notional Amount	Fixed Interest Rate	Variable Interest Rate	Fair Value	Maturity Date
$129,711	6.475%	LIBOR	$(5,396)	July 2007
79,885	4.825%	LIBOR + 0.23%	(1,272)	January 2006
126,200	5.435%	LIBOR + 0.26%	(6,262)	October 2008
75,542	7.820%	LIBOR + 0.23%	(2,857)	September 2006
39,314	4.180%	LIBOR	(1,279)	July 2007
206,400	2.095%	LIBOR	(1,571)	December 2007

September 30, 2002
Notional Amount	Fixed Interest Rate	Variable Interest Rate	Fair Value	Maturity Date
$272,463	6.475%	LIBOR	$(13,671)	July 2007
241,592	4.825%	LIBOR + 0.23%	(6,002)	January 2006
86,634	7.802%	LIBOR + 0.19%	(2,536)	March 2004
46,538	6.270%	LIBOR	(314)	August 2003
126,200	5.435%	LIBOR + 0.26%	(8,383)	October 2008
84,510	7.820%	LIBOR + 0.23%	(7,281)	September 2006
66,562	4.180%	LIBOR	(2,096)	November 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    SUBSEQUENT EVENT

IKON entered into a definitive asset purchase agreement (the “Agreement”), dated December 10, 2003, by and among IKON, IOSC and General Electric Capital Corporation (“GE”) pursuant to which, among other things, GE will acquire certain assets and liabilities of the Company, including, without limitation, the Company’s servicing functions, facilities, systems and processes. As a condition to the consummation of the transactions contemplated by the Agreement, IKON and GE will enter into a program agreement (“Program Agreement”), under which, among other things, GE will become the preferred lease-financing source for IKON’s customers in the United States and Canada. Under the terms of the Agreement, and subject to closing adjustments, IKON will receive approximately $1.5 billion of gross proceeds. Before the closing of the transaction with GE, the Company and its subsidiaries will be merged with IKON. Immediately after the effectiveness of the merger, IKON will transfer certain former assets and liabilities of the Company to GE or one of its affiliates. The carrying amount of assets and liabilities that will be sold to GE were as follows as of September 30, 2003:

Carrying Amount
Assets
Restricted cash	$68,385
Accounts receivable, net	36,919
Finance receivables and related residuals, net	1,751,379
Property and equipment, net	83,452
Other assets	10,697

Total assets to be sold	$1,950,832

Liabilities
Finance subsidiary debt	$432,262
Other liabilities	13,784

Total liabilities to be assumed	446,046

Net assets sold and gross proceeds from sale	$1,504,786

IKON will retain approximately $1.4 billion of the Company’s net lease receivables and corresponding residuals, of which approximately $1.2 billion is supported by Notes primarily related to the two most recent asset-backed notes offerings. IKON’s retained portfolio will be serviced by GE, and most of the retained portfolio is expected to run-off over the next twenty-four months. IKON will assume the Company’s $350 million 7.25% notes due 2008, $300 million 5% convertible notes due 2007 and the remaining $34,714 9.75% notes due 2004.

The closing of the transaction is subject to execution of a definitive program agreement relating to GE’s relationship with IKON as its preferred lease-financing source, as well as execution of other agreements and customary conditions, including receipt of third party consents. The transaction is expected to close in the second quarter of fiscal 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the fiscal year ended September 30, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized.

IOS CAPITAL, LLC

Date: December 29, 2003

By:	/s/ HARRY G. KOZEE
Harry G. Kozee
Name: Title:	Vice President—Finance (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below on December 29, 2003 by the following persons on behalf of the registrant and in the capacity indicated.

Signatures	Title

/s/ RUSSELL S. SLACK Russell S. Slack	President (Principal Executive Officer)

/s/ HARRY G. KOZEE Harry G. Kozee	Vice President-Finance (Principal Financial Officer and Principal Accounting Officer)

/s/ WILLIAM S. URKIEL William S. Urkiel	Director