Form 10-Q
period 2003-12-31
IOS CAPITAL LLC
filed 2004-02-17
CIK 922255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2003 or

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

Registered debt outstanding as of February 12, 2004 was $2,684,058,365.

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing with the reduced format disclosure contemplated thereby.

IOS Capital, LLC

INDEX  *

PART I.   FINANCIAL INFORMATION

Item 1. Item 2. Item 4.	Condensed Consolidated Financial Statements

     Consolidated Balance Sheets - December 31, 2003 (unaudited) and September 30, 2003

     Consolidated Statements of Income - Three months ended December 31, 2003 and 2002 (unaudited)

     Consolidated Statements of Cash Flows - Three months ended December 31, 2003 and 2002 (unaudited)

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

PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

IOS Capital, LLC
Consolidated Balance Sheets

	December 31, 2003 (unaudited)	September 30, 2003

Assets
Investment in leases, net of lease default reserve of:
December 31, 2003 - $0; September 30, 2003 - $76,684	$1,505,389	$3,799,967
Less: Unearned income	(255,229)	(668,838)

	1,250,160	3,131,129

Cash		11,890
Restricted cash	112,152	164,247
Accounts receivable	44,582	79,595
Prepaid expenses and other assets	20,972	22,759
Due from IKON Office Solutions, Inc. ("IKON")	109,114	83,211
Leased equipment - operating rentals at cost, less accumulated depreciation
of: December 31, 2003 - $0; September 30, 2003 - $49,215	998	84,000
Property and equipment at cost, less accumulated depreciation of:
December 31, 2003 - $0; September 30, 2003 - $9,808	517	987
Assets held for sale (note 6)	2,063,892

Total Assets	$3,602,387	$3,577,818

Liabilities and Member's Equity
Liabilities:
Accounts payable and accrued expenses	$35,806	$46,086
Accrued interest	6,266	18,386
Convertible subordinated notes	300,000	300,000
Notes payable	382,714	405,638
Lease-backed notes	1,031,840	1,563,215
Asset securitization conduit financing	706,583	513,882
Deferred tax liabilities	293,444	278,770
Liabilities held for sale (note 6)	363,708

Total Liabilities	3,120,361	3,125,977

Commitments and contingencies

Member's equity:
Contributed capital	179,796	179,796
Retained earnings	310,272	283,972
Accumulated other comprehensive loss	(8,042)	(11,927)

Total Member's Equity	482,026	451,841

Total Liabilities and Member's Equity	$3,602,387	$3,577,818

See notes to condensed consolidated financial statements.

IOS Capital, LLC
Consolidated Statements of Income
(unaudited)

	Three Months Ended December 31

	2003	2002

Revenues:
Lease finance income	$87,943	$87,336
Rental income	9,518	9,592
Other income	5,016	4,446

	102,477	101,374

Expenses
Interest	30,026	35,701
Lease defaults, net of recoveries	11,238	10,482
Depreciation on operating rentals	6,914	7,951
General and administrative	11,231	9,620
Loss from early extinguishment of debt	73	98

	59,482	63,852

Income before taxes on income	42,995	37,522
Taxes on income	16,695	15,028

Net income	$26,300	$22,494

See notes to condensed consolidated financial statements.

IOS Capital, LLC
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended December 31

	2003	2002

Cash Flows from Operating Activities
Net income	$26,300	$22,494
Additions (deductions) to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	9,398	10,140
Provision for deferred income taxes	12,488	13,401
Provision for lease default reserves	14,033	12,442
Loss from early extinguishment of debt	73	98
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,364)	(11,583)
Increase in prepaid expenses and other assets	(1,100)	(2,390)
Increase in accounts payable and accrued expenses	3,679	3,457
Decrease in accrued interest	(12,120)	(9,670)

Net cash provided by operating activities	49,387	38,389

Cash Flows from Investing Activities
Purchases of equipment	(10,961)	(11,805)
Proceeds from terminations of leased equipment	1,840	1,363
Investments in leases:
Additions	(398,473)	(410,970)
Cancellations	58,752	55,937
Collections	341,944	325,012

Net cash used in investing activities	(6,898)	(40,463)

Cash Flows from Financing Activities
Proceeds from asset securitization conduit financing	192,701	196,732
Payments on notes payable	(2,073)
Short-term repayments, net of borrowings	(2,539)	(9,825)
Payments on lease-backed notes	(199,178)	(211,312)
Deposits to restricted cash	(12,654)	(10,243)
(Payments on) proceeds from intercompany debt, net	(30,636)	29,677

Net cash used in financing activities	(54,379)	(4,971)

Net decrease in cash	(11,890)	(7,045)
Cash at beginning of year	11,890	10,994

Cash at end of period	$0	$3,949

See notes to condensed consolidated financial statements.

Note 1:     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IOS Capital, LLC (“IOSC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim periods have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2003. Certain prior year amounts have been reclassified to conform with current year presentation.

Note 2:     Notes Payable and Lease-backed Notes

During the first quarter of fiscal 2004, the Company repurchased $2,000 par value of its 9.75% notes due 2004 for $2,073. As a result of this repurchase, the Company recognized a loss of $73 which is included in loss from early extinguishment of debt, in the consolidated statements of income for the three months ended December 31, 2003.

During the three months ended December 31, 2003, the Company repaid $199,178 of lease-backed notes.

Note 3:     Asset Securitization Conduit Financing

During the three months ended December 31, 2003, the Company pledged or transferred $224,600 in financing lease receivables for $192,701 in cash in connection with its revolving asset securitization conduit financing agreements (“Conduits”). As of December 31, 2003, the Company had approximately $123,417 available under its Conduits.

Note 4:     Comprehensive Income

Total comprehensive income is as follows:

	Three Months Ended December 31

	2003	2002

Net income	$26,300	$22,494
Gain on derivative financial instruments, net of tax expense of: $2,186 and $2,250 for the three months ended December 31, 2003 and 2002 respectively	3,885	3,375

Total comprehensive income	$30,185	$25,869

Note 5:     Financial Instruments

As of December 31, 2003, all of the Company’s derivatives designated as hedges are interest rate swaps which qualify for evaluation using the “short cut” method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the three months ended December 31, 2003, unrealized gains totaling $3,885 after taxes, were recorded in accumulated other comprehensive loss.

Note 6:     Assets and Liabilities Held for Sale

IKON Office Solutions, Inc. (“IKON”) entered into a definitive asset purchase agreement (the “Agreement”) dated December 10, 2003, by and among IKON, the Company and General Electric Capital Corporation (“GE”) pursuant to which, among other things, GE will acquire certain assets and liabilities of the Company including, without limitation, the servicing functions, facilities, systems and processes. As a condition to the consummation of the transactions contemplated by the Agreement, IKON and GE will enter into a program agreement (the “Program Agreement”) under which, among other things, GE will become the preferred lease-financing source for IKON’s customers in the United States and Canada.

Under the terms of the Agreement, and subject to closing adjustments, IKON will receive approximately $1.7 billion of gross proceeds. IKON will retain approximately $1.2 billion of the Company’s net lease receivables and the corresponding residuals, of which approximately $1.0 billion are supported by lease-backed notes issued in our two most recent asset-backed notes offerings. IKON will assume the Company’s $350 million 7.25% notes due 2008, $300 million 5% convertible notes due 2007, and the remaining 9.75% notes due 2004. The retained portfolio will be serviced by GE, and is primarily expected to run-off over the next twenty-four months.

At December 31, 2003, all criteria for classification as assets held for sale as defined by Statement on Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets” had been met. In accordance with SFAS 144, an estimate of assets and liabilities of the Company to be sold to GE have been reclassified from various line items within the balance sheet and aggregated into “Assets Held for Sale” and “Liabilities Held for Sale” pursuant to the terms of the Agreement with GE. The following represents the major classes of assets and liabilities held for sale at December 31, 2003. Lease defaults related to leases retained by IKON but serviced by GE will be the responsibility of GE (up to a predetermined limit). Accordingly, all of the Company’s lease default reserves will be assumed by GE. These amounts have and will continue to change from those amounts included in the press release announcing the Agreement and Form 10-K due to normal account activity from September 30, 2003 to the closing date of the transaction and the results of final negotiations.

Carrying Amount

Assets
Investment in leases, net of lease default of $75,020	$2,245,471
Less: Unearned income	(376,025)

1,869,446

Cash	5,238
Restricted cash	64,749
Accounts receivable, net	38,377
Prepaid expenses and other current assets	498
Leased equipment - operating rentals at cost, net of accumulated depreciation of $52,704	85,196
Property and equipment, net of accumulated depreciation of $9,924	388

Assets held for sale	$2,063,892

Liabilities
Accounts payable and accrued expenses	$13,126
Notes payable	18,385
Lease-backed notes	332,197

Liabilities held for sale	$363,708

The Agreement contains representations, warranties, covenants, indemnifications and provisions that are customary for a transaction of this type. The closing of the transaction is subject to the execution of the Program Agreement as well as other agreements and customary conditions, including receipt of certain third party consents. This description of the transaction, including the Agreement and the Program Agreement, is qualified in its entirety by reference to the full text of the Agreement included with IKON’s current report on Form 8-K as filed with the U.S. Securities and Exchange Commission on December 15, 2003. The transaction is expected to close in the second quarter of fiscal 2004.

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

Three Months Ended December 31, 2003
Compared to the Three Months Ended December 31, 2002

Total revenues increased by $1,103, or 1.1%, in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. Lease finance income increased by $607, or 0.7%, due to the increase in the lease portfolio in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. This increase was partially offset by a decrease in the average yield of leases in the portfolio from the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003.

Office equipment placed on rental, with either cancelable or non-cancelable terms, by IKON Office Solutions, Inc. (“IKON”) to customers, may be purchased by the Company. During the first quarter of fiscal 2004, the Company purchased operating lease equipment of $10,961 compared to $11,805 during the first quarter of fiscal 2003. The decrease in purchases is due to a decrease in operating rentals written by IKON. Since the Company can provide administrative service and financing for operating rentals more efficiently than IKON, substantially all of the operating rentals written by IKON are purchased by the Company. Rental income decreased by $74 or 0.8%, during the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003, primarily due to a decrease in the operating lease portfolio on a year-to-year basis.

Other income consists primarily of late payment charges, various billing fees, and interest income on restricted cash. Overall, income from these sources increased by $570, or 12.8%, in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. Various billing fees increased by $852 or 89.4% which was partially offset by a decrease in interest income on restricted cash of $181, or 55.2%, in the first quarter of 2004 compared to the first quarter of fiscal 2003, due to the decline in short-term interest rates. In addition, there was a decrease in late payment charges of $267, or 8.8%, in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003, due to the improvement in the delinquency of the lease portfolio.

Total expenses decreased by $4,370, or 6.8%, for the three months ended December 31, 2003, compared to the three months ended December 31, 2002. Borrowings to finance the investment in leases in the form of convertible subordinated notes, Conduits, and lease-backed notes in the public market, net of intercompany receivables due from IKON, were $2,657,872 outstanding at December 31, 2003, compared to $2,587,434 outstanding at December 31, 2002. This increase was primarily due to the issuance of $852,085 of lease-backed notes and $350,000 of notes payable offset by the early extinguishment of $205,786 of notes payable and the repayment of $768,387 of lease-backed notes in the second, third and fourth quarter of fiscal 2003. In the first quarter of fiscal 2004, the Company early extinguished $2,000 of notes payable and repaid $199,178 of lease-backed notes. The Company paid a weighted average interest rate on all borrowings of 4.5% as of December 31, 2003, compared to 5.8% as of December 31, 2002. Primarily as a result of the decrease in the weighted average interest rate on all borrowings, interest expense decreased by $5,675, or 15.9%, in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003.

The provision for lease defaults, net of recoveries, increased by $756, or 7.2%, for the three months ended December 31, 2003 compared to the three months ended December 31, 2002. This increase was due to an increase in the level of new lease funding compared to the first quarter of 2003, partially offset by an increase in recovery income due to improved collections during the three months ended December 31, 2003, compared to December 31, 2002.

Depreciation expense on operating rentals decreased by $1,037, or 13.0%, for the three months ended December 31, 2003, compared to the three months ended December 31, 2002, due to a change in the mix of leased equipment. General and administrative expenses increased by $1,611, or 16.7%, for the three months ended December 31, 2003, compared to the three months ended December 31, 2002, due to increasing payroll costs related primarily to a growth in headcount. In addition, effective January 1, 2003, the Company is responsible for the cost of the lease sales and marketing staff and certain credit investigation expenses, both of which were previously expensed by the IKON marketplaces. Therefore, expenses related to these items were not incurred by the Company during the three months ended December 31, 2002.

During the three months ended December 31, 2003, the Company repurchased $2,000 par value of its 9.75% notes due January 15, 2004, for $2,073. As a result, the Company recognized a loss from the early extinguishment of debt of $73 for the three months ended December 31, 2003.

Income before taxes on income for the first quarter of fiscal 2004 increased by $5,473, or 14.6%, compared to the first quarter of fiscal 2003, as a result of the items above.

Taxes on income for the first quarter of fiscal 2004 increased by $1,667, or 11.1%, compared to the first quarter of fiscal 2003. The effective income tax rate was 38.8% for the three months ended December 31, 2003 and 40% for the three months ended December 31, 2002. The increase in taxes on income is attributable to the increase in income before taxes on income for the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003.

Contractual Obligations

The following summarizes IOSC’s significant contractual obligations and commitments as of December 31, 2003:

	Payments due by

Contractual Obligations	Total	December 31, 2004	December 31, 2006	December 31, 2008	Thereafter

Debt	$2,771,719	$1,461,114	$659,983	$650,622
Operating leases	14,234	1,109	2,002	2,040	$9,083

Total	$2,785,953	$1,462,223	$661,985	$652,662	$9,083

Payments on our debt generally are made from collections of our finance receivables. Including amounts held for sale, the Company’s debt was $2,771,719 and net finance receivables were $3,114,873 at December 31, 2003.

Item 4:     Controls and Procedures

Evaluation of Disclosure Controls and Procedures.      The Company’s Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, they have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures effective and are reasonably designed to alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in its reports filed or submitted under the Exchange Act.

PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

a)	Exhibits

	2.1	Asset Purchase Agreement dated as of December 11, 2003, by and among IKON Office Solutions, Inc., IOS Capital, LLC and General Electric Capital Corporation, as filed as Exhibit 2.1 to IKON's form 8-K dated December 15, 2003, is incorporated herein by reference.

	31.1	Certification of Principal Executive Officer pursuant to Rule 15(d)-14(a) of the Securities Exchange Act of 1934

	31.2	Certification of Principal Financial Officer pursuant to Rule 15(d)-14(a) of the Securities Exchange Act of 1934

	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.

IOS Capital, LLC

Date: February 17, 2004	/s/ HARRY G. KOZEE Harry G. Kozee Vice President - Finance (Chief Financial Officer)